Form 10-Q
period 2002-03-31
MERCHANTS BANCORP INC/OH
filed 2002-06-27
CIK 1024724

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ___________ to __________

                         COMMISSION FILE NUMBER: 0-49771

                             MERCHANTS BANCORP, INC.
             (Exact name of registrant as specified in its charter)

            Ohio                                         31-1467303
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 100 North High Street, Hillsboro, Ohio                       45133
(Address of principal executive offices)                    (Zip Code)

                                 (937) 393-1993
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common stock - 3,000,000 shares outstanding at June 15, 2002

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

The accompanying information has not been audited by independent public accountants; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period. All such adjustments are of a normal and recurring nature.

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those made in the Registrant's Form 10. Accordingly, the reader of the Form 10-Q should refer to the Registrant's Form 10 for the year ended December 31, 2001 for further information in this regard.

MERCHANTS BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 AND DECEMBER 31, 2001 (IN THOUSANDS EXCEPT SHARE DATA)


                                                              MARCH 31,   DECEMBER 31,
                                                                2002         2001
ASSETS                                                       (UNAUDITED)
CASH AND CASH EQUIVALENTS:
  Cash and due from banks                                    $   9,111    $  13,570
  Interest-bearing deposits in banks                             3,669        4,618
  Federal funds sold                                             5,400       16,600
                                                             ---------    ---------
            Total cash and cash equivalents                     18,180       34,788
                                                             ---------    ---------

SECURITIES AVAILABLE FOR SALE
    (amortized cost of $46,163 and $37,423, respectively)       46,749       38,221
                                                             ---------    ---------

LOANS                                                          228,253      223,727
Less allowance for loan losses                                  (1,986)      (1,960)
                                                             ---------    ---------
            Net loans                                          226,267      221,767
                                                             ---------    ---------

OTHER ASSETS:
  Bank premises and equipment, net                               4,281        4,343
  Accrued interest receivable                                    2,925        2,957
  Deferred income taxes                                            209          137
  Other                                                          2,938        2,683
                                                             ---------    ---------
           Total other assets                                   10,353       10,120
                                                             ---------    ---------
TOTAL                                                        $ 301,549    $ 304,896
                                                             =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Deposits:
    Noninterest bearing                                      $  27,684    $  31,220
    Interest bearing                                           220,314      231,388
                                                             ---------    ---------
          Total deposits                                       247,998      262,608
                                                             ---------    ---------
  Repurchase agreements                                          1,906        1,424
  FHLB borrowings                                               18,987        8,993
  Other liabilities                                              1,567        1,639
                                                             ---------    ---------
          Total liabilities                                    270,458      274,664
                                                             ---------    ---------

SHAREHOLDERS' EQUITY:
  Common stock - no par value; 4,500,000 shares authorized
      and 3,000,000 shares issued and outstanding                2,000        2,000
  Additional paid-in capital                                     2,000        2,000
  Retained earnings                                             26,705       25,710
  Accumulated other comprehensive income                           386          522
                                                             ---------    ---------
          Total shareholders' equity                            31,091       30,232
                                                             ---------    ---------
TOTAL                                                        $ 301,549    $ 304,896
                                                             =========    =========


See notes to condensed consolidated financial statements.

MERCHANTS BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                     2002      2001
                                                                      (UNAUDITED)
INTEREST INCOME:
  Interest and fees on loans                                        $ 4,530    $ 5,099
  Interest and dividends on securities:
    Taxable                                                             388        491
    Exempt from income taxes                                            181        126
  Interest on federal funds sold and other short-term investments        68          6
                                                                    -------    -------
          Total interest income                                       5,167      5,722
                                                                    -------    -------
INTEREST EXPENSE:
  Interest on deposits                                                2,003      2,681
  Interest on repurchase agreements and federal funds purchased          17         56
  Interest on FHLB borrowings                                           221         96
                                                                    -------    -------
          Total interest expense                                      2,241      2,833
                                                                    -------    -------

NET INTEREST INCOME                                                   2,926      2,889

PROVISION FOR LOAN LOSSES                                               (84)       (49)
                                                                    -------    -------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                     2,842      2,840
                                                                    -------    -------

NONINTEREST INCOME - Service charges and fees                           352        313
                                                                    -------    -------
NONINTEREST EXPENSE:
  Salaries and employee benefits                                        893        899
  Occupancy                                                             274        263
  Legal and professional services                                        93         65
  Franchise tax                                                          84         70
  Data processing                                                        64         55
  Advertising                                                            48         43
  Other                                                                 279        266
                                                                    -------    -------
          Total noninterest expense                                   1,735      1,661
                                                                    -------    -------

INCOME BEFORE INCOME TAXES                                            1,459      1,492

INCOME TAXES                                                           (464)      (465)
                                                                    -------    -------

NET INCOME                                                          $   995    $ 1,027
                                                                    =======    =======
BASIC AND DILUTED EARNINGS PER SHARE                                $  0.33    $  0.34
                                                                    =======    =======




See notes to condensed consolidated financial statements.

MERCHANTS BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (IN THOUSANDS)

                                                                           2002       2001

                                                                             (UNAUDITED)
OPERATING ACTIVITIES:
  Net income                                                            $    995    $  1,027
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                          228         143
      Provision for loan losses                                               84          49
      Gain on sale of mortgage loans                                         (53)        (34)
      Proceeds from sale of mortgage loans                                 3,911       1,397
      Mortgage loans originated for sale                                  (3,858)     (1,363)
      Deferred federal income taxes                                            4         (49)
      Changes in assets and liabilities:
        Accrued interest receivable                                           32          62
        Other assets                                                        (255)       (390)
        Accrued interest, taxes and other liabilities                        (72)         95
                                                                        --------    --------
           Net cash provided by operating activities                       1,016         937
                                                                        --------    --------

INVESTING ACTIVITIES:
  Proceeds from sales and maturities of securities available for sale      3,613       1,107
  Purchases of securities available for sale                             (12,419)          -
  Net increase in loans                                                   (4,584)     (1,707)
  Capital expenditures                                                      (100)        (32)
                                                                        --------    --------
           Net cash used in investing activities                         (13,490)       (632)
                                                                        --------    --------

FINANCING ACTIVITIES:
  Net (decrease) increase in deposits                                    (14,610)      2,427
  Net (decrease) increase in repurchase agreements                           482        (305)
  Net federal funds purchased                                                  -      (4,800)
  Net FHLB borrowings                                                      9,994           -
                                                                        --------    --------
           Net cash used in financing activities                          (4,134)     (2,678)
                                                                        --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                (16,608)     (2,373)

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                       34,788      10,323
                                                                        --------    --------

  End of period                                                         $ 18,180    $  7,950
                                                                        ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for federal income taxes                  $    121           -
                                                                        ========    ========

  Cash paid during the period for interest                              $  2,300    $  2,800
                                                                        ========    ========






See notes to condensed consolidated financial statements.

MERCHANTS BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001



1.    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

       The unaudited condensed consolidated financial statements include the accounts of Merchants Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Merchants National Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

       In the opinion of management, these condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary to present the condensed consolidated financial position as of March 31, 2002 and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. These condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnote disclosures necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Financial information as of December 31, 2001 has been derived from the audited consolidated financial statements of Merchants Bancorp, Inc. and subsidiary. The results of operations and cash flows for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2001, included in the Company's Form 10.

       Earnings per Share - Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. For the three months ended March 31, 2002 and 2001, the Company had three million shares outstanding. There were no common stock equivalents outstanding during the respective periods.

       New Accounting Pronouncements - Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. The adoption of this statement did not have any impact on the Company's consolidated financial statements.

       SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued in August 2001. SFAS No. 143 requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the related asset be increased by that amount. It also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The adoption of this statement, which is effective January 1, 2003, is not expected to have a material impact on the Company's consolidated financial statements.

       SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, was issued in October 2001. This statement primarily defines one accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and addresses implementation issues regarding the impairment of long-lived assets. The adoption of this statement, which is effective January 1, 2002, did not have an impact on the Company's consolidated financial statements.

2.    LOANS

       Major classifications of loans are summarized as follows (in thousands):

                                  MARCH 31,  DECEMBER 31,
                                    2002         2001
Commercial real estate           $  43,983    $  41,917
Commercial and industrial           25,145       24,088
Agricultural                        38,151       34,313
Residential real estate             94,671       97,182
Installment                         24,962       24,960
Other                                1,341        1,267
                                 ---------    ---------
           Total                   228,253      223,727
Less allowance for loan losses      (1,986)      (1,960)
                                 ---------    ---------
                                 $ 226,267    $ 221,767
                                 =========    =========




        The Company did not have any loans held for sale at March 31, 2002 or December 31, 2001.

3.    FHLB BORROWINGS

       All stock in the Federal Home Loan Bank ("FHLB") and qualifying first mortgage residential loans are pledged as collateral on FHLB borrowings. Maturities and interest rates at March 31, 2002 are as follows (in thousands):

                   INTEREST
MATURITY             RATE     AMOUNT
April 4, 2002        4.6 %   $ 1,500
April 10, 2008       5.4 %     1,000
September 25, 2008   4.8 %     3,000
March 15, 2010       6.3 %     3,000
September 1, 2011    5.2 %       487
January 3, 2012      4.6 %    10,000
                             -------
Total                        $18,987
                             =======




       The maximum amount available to the Company under FHLB borrowings was approximately $57.7 million and $59.5 million as of March 31, 2002 and December 31, 2001, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Merchants Bancorp, Inc. (the "Company") is a bank holding company and sole shareholder of Merchants National Bank (the "Bank"), headquartered in Hillsboro, Ohio. At March 31, 2002, the Company had total assets of approximately $301.5 million and total shareholders' equity of approximately $31.1 million.

The Company, through its banking affiliate, offers a broad range of banking services to the commercial, industrial and consumer market segments which it serves. The primary business of the Bank consists of accepting deposits through various consumer and commercial deposit products, and using such deposits to fund various loan products. The Bank's primary loan products are as follows: (1) loans secured by residential real estate, including loans for the purchase of one to four family residences which are secured by

1st and 2nd mortgages and home equity loans; (2) consumer loans, including new and used automobile loans, loans for the purchase of mobile homes and debt consolidation loans; (3) agricultural loans, including loans for the purchase of real estate used in connection with agricultural purposes, operating loans and loans for the purchase of equipment; and (4) commercial loans, including loans for the purchase of real estate used in connection with office or retail activities, loans for the purchase of equipment and loans for the purchase of inventory.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements.

The Company believes the application of accounting policies and the estimates required therein are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, the Company has found its application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

The Company's accounting policies are more fully described in Note 1 to the condensed consolidated financial statements.

Management believes that the determination of the allowance for loan losses represents a critical accounting policy. The Company maintains an allowance for loan losses to absorb probable loan losses inherent in the portfolio. The allowance for loan losses is maintained at a level management considers to be adequate to absorb probable loan losses inherent in the portfolio, based on evaluations of the collectibility and historical loss experience of loans. Credit losses are charged and recoveries are credited to the allowance. Provisions for loan losses are based on management's review of the historical loan loss experience and such factors which, in management's judgment, deserve consideration under existing economic conditions in estimating probable credit losses. The allowance is based on ongoing assessments of the probable estimated losses inherent in the loan portfolio. The Company's methodology for assessing the appropriate allowance level consists of several key elements, as described below.

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and available legal options. Included in the review of individual loans are those that are impaired as provided in Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended. Any specific reserves for impaired loans are measured based on the fair value of the underlying collateral. The Company evaluates the collectibility of both principal and interest when assessing the need for a specific reserve. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations.

Homogenous loans, such as consumer installment and residential mortgage loans, are not individually reviewed by management. Reserves are established for each pool of loans based on the expected net charge-offs. Loss rates are based on the average five-year net charge-off history by loan category.

Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management's judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the local economy, trends in the nature and volume of loans (delinquencies, charge-offs, nonaccrual and problem loans), changes in the internal lending policies and credit standards, collection practices, and examination results from bank regulatory agencies and the Company's internal credit review function.

An unallocated reserve is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans.

Specific reserves on individual loans and historical loss rates are reviewed throughout the year and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

The Company has not substantively changed any aspect of its overall approach in the determination of the allowance for loan losses since January 1, 2002. There have been no material changes in assumptions or estimation techniques as compared to prior years that impacted the determination of the current year allowance.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2002
AND 2001

The Company reported net income of $995,000 and $1,027,000 for the three months ended March 31, 2002 and 2001, respectively. During the same periods, basic and diluted earnings per share were $.33 and $.34, respectively. On an annualized basis, return on average assets was 1.30% and return on average equity was 12.88% for the three months ended March 31, 2002, compared to 1.48% and 14.74%, respectively, for the comparable period in 2001.

Net interest income for the three months ended March 31, 2002, was $2,926,000, an increase of $37,000, or 1.3%, compared to net interest income of $2,889,000 for the comparable period in 2001. Net interest margin was 4.09% for the three months ended March 31, 2002, compared to 4.43% for the comparable period in 2001. The average annualized yield on earning assets decreased to 7.22% for the three months ended March 31, 2002, from 8.77% for the comparable period in 2001. The average cost of interest-bearing funds was 3.66% for the three months ended March 31, 2002, a decrease from 5.06% for the comparable period in 2001.

The provision for loan losses was $84,000 and $49,000 for the three months ended March 31, 2002 and 2001, respectively, representing an increase of 71.4%. Net charge-offs for the three-months ended March 31, 2002 were $58,000, compared to $23,000 experienced during the three months ended March 31, 2001. Management increased the provision for loan losses during the first three months of 2002 to reflect the increased loan volume and estimates of probable loan losses in 2002.

Total noninterest income was $352,000 for the three months ended March 31, 2002, an increase of $39,000, or 12.5%, from $313,000 for the comparable period in 2001. The increase is due to service charges on customers' deposit account transactions.

Total noninterest expense was $1,735,000 for the three months ended March 31, 2002, an increase of $74,000, or 4.5%, from $1,661,000 for the comparable period in 2001. Salaries and benefits expense comprises the largest component of noninterest expense, with totals of $893,000 and $899,000 for the three months ended March 31, 2002 and 2001, respectively

FINANCIAL CONDITION

The Company's total assets decreased to $301.5 million as of March 31, 2002 from $304.9 million as of December 31, 2001, a decrease of 1.1%. Increases of $8.5 million in securities available for sale and $4.5 million in loans in the three months ended March 31, 2002 were offset by a decrease of $16.6 million in cash and cash equivalents, including a decrease of $11.2 million in federal funds sold. The decrease in cash and cash equivalents is primarily due to loan growth and the purchase of investment securities.

LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company reported total loans of $228.3 million as of March 31, 2002 and $223.7 million as of December 31, 2001, an increase of $4.5 million, or 2.1%. The portfolio composition has remained consistent during the period.

Federal regulations and generally accepted accounting principles require that the Company establish prudent allowances for loan losses. The Company maintains an allowance for loan losses to absorb probable loan losses inherent in the portfolio, based on evaluations of the collectibility and historical loss experience of loans. Loan losses are charged and recoveries are credited to the allowance. Provisions for loan losses are based on management's review of the historical loan loss experience and such factors which, in management's judgment, deserve consideration under existing economic conditions in estimating probable loan losses. The allowance is based on ongoing assessments of the probable estimated losses inherent in the loan portfolio. The Company has not substantively changed any aspect of its overall approach in the determination of the allowance for loan losses during 2002. There have been no material changes in assumptions or estimation techniques as compared to prior years that impacted the determination of the current year allowance.

The allowance for loan losses was 0.87% of total loans as of March 31, 2002 and 0.88% as of December 31, 2001.

The amount of nonaccrual loans increased to $472,000 as of March 31, 2002 from $383,000 at December 31, 2001. As a percentage of total loans, nonaccrual loans represented .21% as of March 31, 2002 and 0.17% as of December 31, 2001.

The category of accruing loans which are past due 90 days or more decreased to $1,195,000 as of March 31, 2002 from $1,649,000 as of December 31, 2001. As a percentage of total loans, loans past due 90 days and still accruing interest represented .52% as of March 31, 2002 and 0.74% as of December 31, 2001.

As a percentage of the allowance for loan losses, total nonaccrual loans and loans past due 90 days or more were 84.0% as of March 31, 2002 and 103.7% as of December 31, 2001.

DEPOSITS

Deposits totaled $248.0 million as of March 31, 2002, a decrease of $14.6 million, or 5.6%, from $262.6 million as of December 31, 2001. The decrease is primarily due to the withdrawal of public deposits from a local municipality.

FHLB BORROWINGS

Federal Home Loan Bank borrowings increased $10.0 million to $19.0 million as of March 31, 2002 from $9.0 million as of December 31, 2001. The additional borrowings were primarily used to fund the purchase of municipal securities classified as available for sale.

LIQUIDITY AND CAPITAL RESOURCES

The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors and to the earnings and financial condition of the Company and applicable laws and regulations. The Company did not pay any dividends during the three months ended March 31, 2002 and 2001.

At March 31, 2002, consolidated Tier 1 risk based capital was 14.3%, and total risk-based capital was 15.3%. The minimum Tier 1 and total risk-based capital ratios required by the Board of Governors of the Federal Reserve are 4% and 8%, respectively.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. Community bank liquidity management currently involves the challenge of attracting deposits while maintaining positive loan growth at a reasonable interest rate spread. The loan to deposit ratio at March 31, 2002 was 92.0% compared to 85.2% as of December 31, 2001. Loans to total assets were 75.7% at March 31, 2002 compared to 73.4% at the end of 2001. The securities portfolio is available for sale and consists of securities that are readily marketable. Approximately 76% of the available for sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available for sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 88% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company also has both short- and long-term borrowings capacity available through FHLB with unused available credit of approximately $38.7 million as of March 31, 2002. The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth, if necessary. Generally, the Company uses short-term borrowings to fund overnight and short-term funding needs in the Company's balance sheet. Longer-term borrowings have been primarily used to fund mortgage-loan originations. This has occurred when FHLB longer-term rates are a more economical source of funding than traditional deposit gathering activities. Additionally, the Company occasionally uses FHLB borrowings to fund larger commercial loans.

As of March 31, 2002, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on the Company's liquidity, capital resources, or operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to variations in interest rates, exchange rates, equity price risk and commodity prices. The Company does not maintain a trading account for any class of financial instrument, and is not currently subject to currency exchange rate risk, equity price risk or commodity price risk. The Company's market risk is composed primarily of interest rate risk.

The major source of the Company's interest rate risk is the difference in the maturity and repricing characteristics between the Company's core banking assets and liabilities - loans and deposits. This difference, or mismatch, poses a risk to net interest income. Most significantly, the Company's core banking assets and liabilities are mismatched with respect to repricing frequency, maturity and/or index. Most of the Company's commercial loans, for example, reprice rapidly in response to changes in short-term interest. In contrast, many of the Company's consumer deposits reprice slowly, if at all, in response to changes in market interest rates.

The Company's Senior Management is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. The guidelines established by senior management are approved by the Company's Board of Directors. The primary goal of the asset/liability management function is to maximize net interest income within the interest rate risk limits set by approved guidelines. Techniques used include both interest rate gap management and simulation modeling that measures the effect of rate changes on net interest income and market value of equity under different rate scenarios.

In the Company's simulation models, each asset and liability balance is projected over a time horizon. Net interest income is then projected based on expected cash flows and projected interest rates under a stable rate scenario and analyzed. The results of this analysis are factored into decisions made concerning pricing strategies for loan and deposits, balance sheet mix, securities portfolio strategies, liquidity and capital adequacy.

Simulation models are also performed under an instantaneous parallel 200 basis point increase or decrease in interest rates. The model includes assumptions as to repricing and expected prepayments, anticipated calls, and expected decay rates of transaction accounts under the different rate scenarios. The results of these simulations include changes in both net interest income and market value of equity.

The Company's rate shock simulation models provide results in extreme interest rate environments and results are used accordingly. Reacting to changes in economic conditions, interest rates and market forces, the Company has been able to alter the mix of short and long-term loans and investments, and increase or decrease the emphasis on fixed and variable rate products in response to changing market conditions. By managing the interest rate sensitivity of its asset composition in this manner, the Company has been able to maintain a fairly stable flow of net interest income.

Complicating management's efforts to control non-trading exposure to interest rate risk is the fundamental uncertainty of the maturity, repricing, and/or runoff characteristics of some of the Company's core banking assets and liabilities. This uncertainty often reflects options embedded in these financial instruments. The most important embedded options are contained in consumer deposits and loans.

For example, many of the Company's interest bearing retail deposit products (e.g., interest checking, savings and money market deposits) have no contractual maturity. Customers have the right to withdraw funds from these deposit accounts freely. Deposit balances may therefore run off unexpectedly due to changes in competitive or market conditions. To forestall such runoff, rates on interest bearing deposits may have to be increased more (or reduced less) than expected. Such repricing may not be highly correlated with the repricing of prime rate-based or U.S. Treasury-based loans. Finally, balances that leave the banking franchise may have to be replaced with other more expensive retail or wholesale deposits. Given the uncertainties surrounding deposit runoff and repricing, the interest rate sensitivity of core bank liabilities cannot be determined precisely.

Management believes as of March 31, 2002, there have been no material changes in the Company's interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in the Company's Form 10 filed for the period ended December 31, 2001.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Economic circumstances, the Company's operation and the Company's actual results could differ significantly from those discussed in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would" and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors; changes in general economic conditions including the performance of financial markets, the prices of crops, prevailing inflation and interest rates, and losses on lending activities; results of various investment activities; the effects of competitors' pricing policies, of changes in laws and regulations on competition and of demographic changes on target market populations' savings and financial planning needs; industry changes in information technology systems on which we are dependent; and the resolution of legal proceedings and related matters. In addition, the policies and regulations of the various regulatory authorities could affect the Company's results. These statements are representative only on the date hereof, and the Company undertakes no obligation to update any forward-looking statements made.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of Merchants Bancorp, Inc. was held on February 26, 2002. At the meeting, the following individuals were elected as members to Class II of the Company's board of directors: William Butler; Charles
A. Davis; and Jack Walker. There were no other individuals nominated for membership to the board, and no other matters were submitted for a vote at the meeting. The following individuals' terms as directors of the Company continued after the meeting: Paul W. Pence, Jr.; James R. Vanzant; Robert Hammond; and Donald Fender, Jr.

Shareholders of the Company are permitted to vote cumulatively in the election of directors. As of the record date established for the determination of shares entitled to vote at the meeting, the Company had 3,000,000 common shares issued and outstanding. 363,371 of the Company's common shares were not voted at the meeting. Following is a break-down of the votes cast "for" or "withheld" as to each individual nominated to Class II of the Company's board of directors:

William Butler          For: 2,616,485
                        Withheld: 23,188

Charles A. Davis        For: 2,577,755
                        Withheld: 42,148

Jack Walker             For: 2,635,011
                        Withheld: 15,300

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibits are filed as a part of this report:

    (3) (I) Amended and Restated Articles of Incorporation of Merchants Bancorp, Inc. Previously filed as Exhibit (3)(I) to the Merchants Bancorp, Inc. Registration Statement on Form 10, which was filed April 30, 2002.
         (II) Code of Regulations of Merchants Bancorp, Inc. Previously filed as Exhibit (3)(II) to the Merchants Bancorp, Inc. Registration Statement on Form 10, which was filed April 30, 2002.

    (4) See Exhibit (3).

    (10)  Material Contracts:

         10.1 The Merchants National Bank Defined Benefit Retirement Plan. Previously filed as Exhibit 10.1 to the Merchants Bancorp, Inc. Registration Statement on Form 10, which was filed April 30, 2002.

         10.2 The Merchants National Bank Profit Sharing and 401(k) Savings Retirement Plan and Trust. Previously filed as Exhibit 10.2 to the Merchants Bancorp, Inc. Registration Statement on Form 10, which was filed April 30, 2002.
         10.3 The Merchants National Bank Profit Sharing Bonus Plan. Previously filed as Exhibit 10.3 to the Merchants Bancorp, Inc. Registration Statement on Form 10, which was filed April 30, 2002.
         10.4 The Merchants National Bank of Hillsboro, Ohio Executive Investment Plan. Previously filed as Exhibit 10.4 to the Merchants Bancorp, Inc. Registration Statement on Form 10, which was filed April 30, 2002.
         10.5 The Merchants National Bank Directors' Deferred Compensation Plan. Previously filed as Exhibit 10.5 to the Merchants Bancorp, Inc. Registration Statement on Form 10, which was filed April 30, 2002.

    (11) Not Applicable - Registrant has a simple capital structure comprised solely of common stock and no debt securities outstanding.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MERCHANTS BANCORP, INC.

Date:    June 27, 2002                 By:    /s/ Paul W. Pence, Jr.
                                              Paul W. Pence, Jr., President and
                                              Principal Financial Officer