Form 10-Q
period 2002-06-30
MERCHANTS BANCORP INC/OH
filed 2002-08-14
CIK 1024724

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2002
                                       OR

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


         Common stock - 3,000,000 shares outstanding at August 9, 2002

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

MERCHANTS BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND DECEMBER 31, 2001 (IN THOUSANDS EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                             JUNE 30,    DECEMBER 31,
                                                               2002          2001
ASSETS                                                      (UNAUDITED)
CASH AND CASH EQUIVALENTS:
  Cash and due from banks                                    $   9,860    $  13,570
  Interest-bearing deposits in banks                                          4,618
  Federal funds sold                                                         16,600
                                                             ---------    ---------
            Total cash and cash equivalents                      9,860       34,788
                                                             ---------    ---------

SECURITIES AVAILABLE FOR SALE
    (amortized cost of $45,753 and $37,423, respectively)       46,968       38,221
                                                             ---------    ---------

LOANS                                                          238,474      223,727
Less allowance for loan losses                                  (2,062)      (1,960)
                                                             ---------    ---------
            Net loans                                          236,412      221,767
                                                             ---------    ---------

OTHER ASSETS:
  Bank premises and equipment, net                               4,324        4,343
  Accrued interest receivable                                    3,098        2,957
  Other                                                          3,055        2,820
                                                             ---------    ---------
           Total other assets                                   10,477       10,120
                                                             ---------    ---------

TOTAL                                                        $ 303,717    $ 304,896
                                                             =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Deposits:
    Noninterest bearing                                      $  30,831    $  31,220
    Interest bearing                                           218,375      231,388
                                                             ---------    ---------
          Total deposits                                       249,206      262,608
                                                             ---------    ---------

  Repurchase agreements                                          1,922        1,424
  Federal funds purchased                                        2,250
  FHLB borrowings                                               17,481        8,993
  Other liabilities                                              1,014        1,639
                                                             ---------    ---------
          Total liabilities                                    271,873      274,664
                                                             ---------    ---------

SHAREHOLDERS' EQUITY:
  Common stock - no par value; 4,500,000 shares authorized
      and 3,000,000 shares issued and outstanding                2,000        2,000
  Additional paid-in capital                                     2,000        2,000
  Retained earnings                                             27,043       25,710
  Accumulated other comprehensive income                           801          522
                                                             ---------    ---------
          Total shareholders' equity                            31,844       30,232
                                                             ---------    ---------

TOTAL                                                        $ 303,717    $ 304,896
                                                             =========    =========

See notes to condensed consolidated financial statements.

MERCHANTS BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                           JUNE 30,               JUNE 30,
                                                                   ----------------------  ----------------------
                                                                       2002       2001        2002       2001
                                                                        (UNAUDITED)             (UNAUDITED)
INTEREST INCOME:
  Interest and fees on loans                                        $  4,609    $  5,146    $  9,139    $ 10,245
  Interest and dividends on securities:
    Taxable                                                              387         451         775         942
    Exempt from income taxes                                             252         127         433         253
  Interest on federal funds sold and other short-term investments         22          37          90          43
                                                                    --------    --------    --------    --------
          Total interest income                                        5,270       5,761      10,437      11,483
                                                                    --------    --------    --------    --------

INTEREST EXPENSE:
  Interest on deposits                                                 1,734       2,661       3,737       5,342
  Interest on repurchase agreements and federal funds purchased           21          22          38          78
  Interest on FHLB borrowings                                            219         111         440         207
                                                                    --------    --------    --------    --------
          Total interest expense                                       1,974       2,794       4,215       5,627
                                                                    --------    --------    --------    --------

NET INTEREST INCOME                                                    3,296       2,967       6,222       5,856

PROVISION FOR LOAN LOSSES                                               (145)        (67)       (229)       (116)
                                                                    --------    --------    --------    --------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                      3,151       2,900       5,993       5,740
                                                                    --------    --------    --------    --------

NONINTEREST INCOME - Service charges and fees                            379         347         731         660
                                                                    --------    --------    --------    --------

NONINTEREST EXPENSE:
  Salaries and employee benefits                                         853         791       1,746       1,690
  Occupancy                                                              278         257         552         520
  Legal and professional services                                        226          76         319         141
  Franchise tax                                                           68          81         152         151
  Data processing                                                         67          61         131         116
  Advertising                                                             46          48          94          91
  Other                                                                  259         249         538         515
                                                                    --------    --------    --------    --------
          Total noninterest expense                                    1,797       1,563       3,532       3,224
                                                                    --------    --------    --------    --------

INCOME BEFORE INCOME TAXES                                             1,733       1,684       3,192       3,176

INCOME TAXES                                                            (555)       (531)     (1,019)       (996)
                                                                    --------    --------    --------    --------

NET INCOME                                                          $  1,178    $  1,153    $  2,173    $  2,180
                                                                    ========    ========    ========    ========

BASIC AND DILUTED EARNINGS PER SHARE                                $   0.39    $   0.38    $   0.72    $   0.73
                                                                    ========    ========    ========    ========


See notes to condensed consolidated financial statements.

MERCHANTS BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                          2002        2001
                                                                            (UNAUDITED)
OPERATING ACTIVITIES:
  Net income                                                            $  2,173    $  2,180
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                          443         294
      Provision for loan losses                                              229         116
      Gain on sale of mortgage loans                                         (89)        (68)
      Proceeds from sale of mortgage loans                                 6,355       7,411
      Mortgage loans originated for sale                                  (6,266)     (7,343)
      Changes in assets and liabilities:
        Accrued interest receivable                                         (141)       (179)
        Other assets                                                        (372)       (178)
        Accrued interest, taxes and other liabilities                       (625)        110
                                                                        --------    --------
           Net cash provided by operating activities                       1,707       2,343
                                                                        --------    --------

INVESTING ACTIVITIES:
  Proceeds from sales and maturities of securities available for sale      6,527       4,771
  Purchases of securities available for sale                             (14,978)     (1,023)
  Net increase in loans                                                  (14,874)     (8,570)
  Capital expenditures                                                      (304)       (232)
                                                                        --------    --------
           Net cash used in investing activities                         (23,629)     (5,054)
                                                                        --------    --------

FINANCING ACTIVITIES:
  Net (decrease) increase in deposits                                    (13,402)     11,074
  Net (decrease) increase in repurchase agreements                           498        (486)
  Net federal funds purchased                                              2,250      (4,800)
  Net FHLB borrowings                                                      8,488       1,500
  Dividends paid to stockholders                                            (840)       (720)
                                                                        --------    --------
           Net cash (used in) provided by financing activities            (3,006)      6,568
                                                                        --------    --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (24,928)      3,857

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                       34,788      10,323
                                                                        --------    --------

  End of period                                                         $  9,860    $ 14,180
                                                                        ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for federal income taxes                  $  1,356    $    320
                                                                        ========    ========

  Cash paid during the period for interest                              $  4,316    $  5,644
                                                                        ========    ========

See notes to condensed consolidated financial statements.

MERCHANTS BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

       The unaudited condensed consolidated financial statements include the accounts of Merchants Bancorp, Inc. and its wholly-owned subsidiary, Merchants National Bank (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

       In the opinion of management, these condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary to present the condensed consolidated financial position as of June 30, 2002 and the results of operations for the three and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001. These condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnote disclosures necessary for a fair presentation of financial position, results of operations in conformity with accounting principles generally accepted in the United States of America. Financial information as of December 31, 2001 has been derived from the audited consolidated financial statements of Merchants Bancorp, Inc. and subsidiary. The results of operations for the three and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2001, included in the Company's Form 10.

       Earnings per Share - Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. For the three and six months ended June 30, 2002 and 2001, the Company had three million shares outstanding. There were no common stock equivalents outstanding during the respective periods.

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

       SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, was issued in October 2001. This statement primarily defines one accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and addresses implementation issues regarding the impairment of long-lived assets. The adoption of this statement, which was effective January 1, 2002, did not have an impact on the Company's consolidated financial statements.

       Reclassifications - The Company has reclassified certain prior year amounts to conform with the current year presentation.

2.    LOANS

       Major classifications of loans are summarized as follows (in thousands):

                                               JUNE 30,    DECEMBER 31,
                                                 2002         2001
                                             (unaudited)
Commercial real estate                        $  46,933    $  41,917
Commercial and industrial                        24,710       24,088
Agricultural                                     41,357       34,313
Residential real estate                          97,649       97,182
Installment                                      26,203       24,960
Other                                             1,622        1,267
                                              ---------    ---------
           Total                                238,474      223,727
Less allowance for loan losses                   (2,062)      (1,960)
                                              ---------    ---------
                                              $ 236,412    $ 221,767
                                              =========    =========



       The Company did not have any loans held for sale at June 30, 2002 or December 31, 2001.

3.    FHLB BORROWINGS

       All stock in the Federal Home Loan Bank ("FHLB") and qualifying first mortgage residential loans are pledged as collateral on FHLB borrowings. Maturities and interest rates of advances from the FHLB at June 30, 2002 are as follows (in thousands):

                                                 INTEREST
Maturity                                           RATE           AMOUNT

April 10, 2008                                     5.4 %            1,000
September 25, 2008                                 4.8 %            3,000
March 15, 2010                                     6.3 %            3,000
September 1, 2011                                  5.2 %              481
January 3, 2012                                    4.6 %           10,000
                                                                 --------

Total                                                            $ 17,481
                                                                 ========



       The maximum amount available to the Company under FHLB borrowings was approximately $58.7 million and $59.5 million as of June 30, 2002 and December 31, 2001, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Merchants Bancorp, Inc. (the "Company") is a bank holding company and sole shareholder of Merchants National Bank (the "Bank"), headquartered in Hillsboro, Ohio. At June 30, 2002, the Company had total assets of approximately $303.7 million and total shareholders' equity of approximately $31.8 million.

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

In August 2002, the Company plans to open a new banking center in Hillsboro with full drive-up service capability.

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

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE, 2002 AND 2001

The Company reported net income of $1,178,000 and $1,153,000 for the three months ended June 30, 2002 and 2001, respectively. During the same periods, basic and diluted earnings per share were $.39 and $.38, respectively. On an annualized basis, return on average assets was 1.57% and return on average equity was 14.97% for the three months ended June 30, 2002, compared to 1.63% and 16.14%, respectively, for the comparable period in 2001.

Net interest income for the three months ended June 30, 2002, was $3,296,000, an increase of $329,000, or 11.1%, compared to net interest income of $2,967,000 for the comparable period in 2001. Net interest margin was 4.71% for the three months ended June 30, 2002, compared to 4.51% for the comparable period in 2001. The average annualized yield on earning assets decreased to 7.54% for the three months ended June 30, 2002, from 8.75% for the comparable period in 2001. The average cost of interest-bearing funds was 3.29% for the three months ended June 30, 2002, a decrease from 4.85% for the comparable period in 2001.

The provision for loan losses was $145,000 and $67,000 for the three months ended June 30, 2002 and 2001, respectively, representing an increase of 116.4%. Net charge-offs for the three months ended June 30, 2002 were $69,000, compared to $18,000 experienced during the three months ended June 30, 2001. Management increased the provision for loan losses to reflect the increased loan volume and estimates of probable loan losses in 2002.

Total noninterest income was $379,000 for the three months ended June 30, 2002, an increase of $32,000, or 9.2%, from $347,000 for the comparable period in 2001. The increase is due to service charges on customers' deposit account transactions.

Total noninterest expense was $1,797,000 for the three months ended June 30, 2002, an increase of $234,000, or 15.0%, from $1,563,000 for the comparable period in 2001. Salaries and benefits expense comprises the largest component of noninterest expense, with totals of $853,000 and $791,000 for the three months ended June 30, 2002 and 2001, respectively.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

The Company reported net income of $2,173,000 and $2,180,000 for the six months ended June 30, 2002 and 2001, respectively. During each of the same periods, basic and diluted earnings per share were $.72 and $.73, respectively. On an annualized basis, return on average assets was 1.44% and return on average equity was 13.88% for the six months ended June 30, 2002, compared to 1.56% and 15.32%, respectively, for the comparable period in 2001.

Net interest income for the six months ended June 30, 2002, was $6,222,000, an increase of $366,000, or 6.3%, compared to net interest income of $5,856,000 for the comparable period in 2001. Net interest margin was 4.34% for the six months ended June 30, 2002, compared to 4.39% for the comparable period in 2001. The average annualized yield on earning assets decreased to 7.28% for the six months ended June 30, 2002, from 8.62% for the comparable period in 2001. The average cost of interest-bearing funds was 3.48% for the six months ended June 30, 2002, a decrease from 4.96% for the comparable period in 2001.

The provision for loan losses was $229,000 and $116,000 for the six months ended June 30, 2002 and 2001, respectively, representing an increase of 97.4%. Net charge-offs for the six months ended June 30, 2002 were $127,000, compared to $41,000 experienced during the six months ended June 30, 2001. Management increased the provision for loan losses during the first six months of 2002 to reflect the increased loan volume and estimates of probable loan losses in 2002.

Total noninterest income was $731,000 for the six months ended June 30, 2002, an increase of $71,000, or 10.8%, from $660,000 for the comparable period in 2001. The increase is due to service charges on customers' deposit account transactions.

Total noninterest expense was $3,532,000 for the six months ended June 30, 2002, an increase of $308,000, or 9.6%, from $3,224,000 for the comparable period in 2001. Salaries and benefits expense comprises the largest component of noninterest expense, with totals of $1,746,000 and $1,690,000 for the six months ended June 30, 2002 and 2001, respectively

FINANCIAL CONDITION

The Company's total assets decreased to $303.7 million as of June 30, 2002 from $304.9 million as of December 31, 2001, a decrease of 0.4%. Increases of $8.7 million in securities available for sale and $14.6 million in loans in the six months ended June 30, 2002 were offset by a decrease of $24.9 million in cash and cash equivalents, including a decrease of $16.6 million in federal funds sold. The decrease in cash and cash equivalents is primarily due to loan growth and the purchase of investment securities.

LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company reported total loans of $238.5 million as of June 30, 2002 and $223.7 million as of December 31, 2001, an increase of $14.8 million, or 6.6%. The portfolio composition has remained consistent during the period.

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

The allowance for loan losses was 0.86% of total loans as of June 30, 2002 and 0.88% as of December 31, 2001.

The amount of nonaccrual loans decreased to $334,000 as of June 30, 2002, compared to $472,000 as of March 31, 2002, and $383,000 at December 31, 2001. As a percentage of total loans, nonaccrual loans represented 0.14% as of June 30, 2002, 0.21% as of March 31, 2002, and 0.17% as of December 31, 2001.

The category of accruing loans which are past due 90 days or more was $1,523,000 as of June 30, 2002, $1,195,000 as of March 31, 2002, and $1,649,000 as of
December 31, 2001. As a percentage of total loans, loans past due 90 days and still accruing interest represented 0.64% as of June 30, 2002, 0.52% as of March 31, 2002, and 0.74% as of December 31, 2001.

As a percentage of the allowance for loan losses, total nonaccrual loans and loans past due 90 days or more were 90.0% as of June 30, 2002, 84% as of March 31, 2002, and 103.7% as of December 31, 2001.

DEPOSITS

Deposits totaled $249.2 million as of June 30, 2002, a decrease of $13.4 million, or 5.1%, from $262.6 million as of December 31, 2001. The decrease is primarily due to the withdrawal of public deposits from a local municipality.

FHLB BORROWINGS

Federal Home Loan Bank borrowings increased $8.5 million to $17.5 million as of June 30, 2002 from $9.0 million as of December 31, 2001. The additional borrowings were primarily used to fund the purchase of municipal securities classified as available for sale.

LIQUIDITY AND CAPITAL RESOURCES

The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors and to the earnings and financial condition of the Company and applicable laws and regulations. The Company paid $840,000 and $700,000 in dividends during the six months ended June 30, 2002 and 2001, respectively.

At June 30, 2002, consolidated Tier 1 risk based capital was 14.0%, and total risk-based capital was 14.9%. The minimum Tier 1 and total risk-based capital ratios required by the Board of Governors of the Federal Reserve are 4% and 8%, respectively.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. Community bank liquidity management currently involves the challenge of attracting deposits while maintaining positive loan growth at a reasonable interest rate spread. The loan to deposit ratio at June 30, 2002 was 95.7% compared to 85.2% as of December 31, 2001. Loans to total assets were 78.5% at June 30, 2002 compared to 73.4% at the end of 2001. The securities portfolio is available for sale and consists of securities that are readily marketable. Approximately 58% of the available for sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available for sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 89% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company also has both short- and long-term borrowings capacity available through FHLB with unused available credit of approximately $41.2 million as of June 30, 2002. The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth, if necessary. Generally, the Company uses short-term borrowings to fund overnight and short-term funding needs in the Company's balance sheet. Longer-term borrowings have been primarily used to fund mortgage-loan originations. This has occurred when FHLB longer-term rates are a more economical source of funding than traditional deposit gathering activities. Additionally, the Company occasionally uses FHLB borrowings to fund larger commercial loans.

As of June 30, 2002, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on the Company's liquidity, capital resources, or operations.

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

The major source of the Company's interest rate risk is the difference in the maturity and repricing characteristics between the Company's core banking assets and liabilities - loans and deposits. This difference, or mismatch, poses a risk to net interest income. Most significantly, the Company's core banking assets and liabilities are mismatched with respect to repricing frequency, maturity and/or index. Most of the Company's commercial loans, for example, reprice rapidly in response to changes in short-term interest rates. In contrast, many of the Company's consumer deposits reprice slowly, if at all, in response to changes in market interest rates.

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

Management believes as of June 30, 2002, there have been no material changes in the Company's interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in the Company's Form 10 filed for the period ended December 31, 2001.

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


                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

               The Board of Directors of Merchants Bancorp, Inc. is pleased to announce the appointment of Richard S. Carr as a director of both Merchants Bancorp, Inc. and its subsidiary, Merchants National Bank. Mr. Carr's appointment is effective as of July 23, 2002 and fills existing vacancies on both Boards of Directors.


               Mr. Carr is a lifelong resident of Highland County engaged in farming in Whiteoak Township. He is a 1964 graduate of Whiteoak High School and graduated with Honors from Ohio State University with a Bachelor of Science degree in Animal Science in 1968. He is also a veteran of the U.S. Army, serving in Germany and Vietnam from 1968 to 1971, attaining the rank of Captain. Mr. Carr has been active in the community for many years, and his other business affiliations include serving as: President of Seven Star Entertainment; Vice President of Five Points Implement; and a sales representative for Pioneer Seeds.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS - The following exhibits are filed as a part of this report:

     Exhibit No.           Exhibit
     -----------           -------

     3.1                   Amended and Restated Articles of Incorporation of Merchants Bancorp, Inc.
                           (Incorporated by reference to the Registration Statement on Form 10 filed on April 30,
                           2002.)
     3.2                   Code of Regulations of Merchants Bancorp, Inc.
                           (Incorporated by reference to the Registration Statement on Form 10 filed on April 30,
                           2002.)

     4.                    Instruments Defining the Rights of Security Holders.  (See Exhibits 3.1 and 3.2)

     99.1                  Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.


(b)  REPORTS ON FORM 8-K - None




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MERCHANTS BANCORP, INC.

Date:    August 14, 2002                     By:      /s/ Paul W. Pence, Jr.
                                             Paul W. Pence, Jr., President and
                                             Principal Financial Officer

                                  EXHIBIT INDEX


     Exhibit No.           Description
     -----------           -----------

     3.1                   Amended and Restated Articles of Incorporation of Merchants Bancorp, Inc.
                           (Incorporated by reference to the Registration Statement on Form 10 filed on April 30,
                           2002.)
     3.2                   Code of Regulations of Merchants Bancorp, Inc.
                           (Incorporated by reference to the Registration Statement on Form 10 filed on April 30,
                           2002.)

     4.                    Instruments Defining the Rights of Security Holders.  (See Exhibits 3.1 and 3.2)

     99.1                  Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.