Form 10-Q
period 2002-09-30
MERCHANTS BANCORP INC/OH
filed 2002-11-15
CIK 1024724

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2002

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

        Common stock - 3,000,000 shares outstanding at November 1, 2002

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

MERCHANTS BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001 (IN THOUSANDS EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                2002            2001
ASSETS                                                       (UNAUDITED)
CASH AND CASH EQUIVALENTS:
  Cash and due from banks                                    $  9,497         $ 13,570
  Interest-bearing deposits in banks                                             4,618
  Federal funds sold                                                            16,600
                                                             --------         --------
           Total cash and cash equivalents                      9,497           34,788
                                                             --------         --------
SECURITIES AVAILABLE FOR SALE
  (amortized cost of $42,865 and $37,423, respectively)        44,508           38,221
                                                             --------         --------

LOANS                                                         248,149          223,727
Less allowance for loan losses                                 (2,162)          (1,960)
                                                             --------         --------
            Net loans                                         245,987          221,767
                                                             --------         --------
OTHER ASSETS:
  Bank premises and equipment, net                              4,389            4,343
  Accrued interest receivable                                   3,487            2,957
  Other                                                         2,929            2,820
                                                             --------         --------
           Total other assets                                  10,805           10,120
                                                             --------         --------
TOTAL                                                        $310,797         $304,896
                                                             ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Deposits:
    Noninterest bearing                                      $ 29,837         $ 31,220
    Interest bearing                                          223,328          231,388
                                                             --------         --------
          Total deposits                                      253,165          262,608
                                                             --------         --------

  Repurchase agreements                                         2,435            1,424
  Federal funds purchased                                       2,675
  FHLB borrowings                                              17,476            8,993
  Other liabilities                                             1,663            1,639
                                                             --------         --------
          Total liabilities                                   277,414          274,664
                                                             --------         --------
SHAREHOLDERS' EQUITY:
  Common stock - no par value; 4,500,000 shares authorized
      and 3,000,000 shares issued and outstanding               2,000            2,000
  Additional paid-in capital                                    2,000            2,000
  Retained earnings                                            28,298           25,710
  Accumulated other comprehensive income                        1,085              522
                                                             --------         --------
          Total shareholders' equity                           33,383           30,232
                                                             --------         --------
TOTAL                                                        $310,797         $304,896
                                                             ========         ========


See notes to condensed consolidated financial statements.

MERCHANTS BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                                ----------------------        -----------------------
                                                 2002           2001           2002            2001
                                                      (unaudited)                  (unaudited)
INTEREST INCOME:
  Interest and fees on loans                    $4,783         $5,099         $13,922         $15,344
  Interest and dividends on securities:
    Taxable                                        346            418           1,121           1,360
    Exempt from income taxes                       248            128             681             381
  Interest on federal funds sold and other
    short-term investments                           1             82              91             125
                                                ------         ------         -------         -------
          Total interest income                  5,378          5,727          15,815          17,210
                                                ------         ------         -------         -------

INTEREST EXPENSE:
  Interest on deposits                           1,631          2,586           5,368           7,928
  Interest on repurchase agreements and
    federal funds purchased                         43             19              81              97
  Interest on FHLB borrowings                      221            118             661             325
                                                ------         ------         -------         -------
          Total interest expense                 1,895          2,723           6,110           8,350
                                                ------         ------         -------         -------

NET INTEREST INCOME                              3,483          3,004           9,705           8,860

PROVISION FOR LOAN LOSSES                         (138)           (52)           (367)           (168)
                                                ------         ------         -------         -------

NET INTEREST INCOME AFTER PROVISION              3,345          2,952           9,338           8,692
  FOR LOAN LOSSES

NONINTEREST INCOME - Service charges and fees      400            388           1,131           1,048
                                                ------         ------         -------         -------
NONINTEREST EXPENSE:
  Salaries and employee benefits                   938            821           2,684           2,511
  Occupancy                                        283            275             835             795
  Legal and professional services                  159             63             478             204
  Franchise tax                                     68             70             220             221
  Data processing                                   71             64             202             180
  Advertising                                       92             69             186             160
  Other                                            276            299             814             814
                                                ------         ------         -------         -------
          Total noninterest expense              1,887          1,661           5,419           4,885
                                                ------         ------         -------         -------

INCOME BEFORE INCOME TAXES                       1,858          1,679           5,050           4,855

INCOME TAXES                                       603            537           1,622           1,533
                                                ------         ------         -------         -------

NET INCOME                                      $1,255         $1,142         $ 3,428         $ 3,322
                                                ======         ======         =======         =======

BASIC AND DILUTED EARNINGS PER SHARE            $ 0.42         $ 0.38         $  1.14         $  1.11
                                                ======         ======         =======         =======


See notes to condensed consolidated financial statements.

MERCHANTS BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 and 2001 (in thousands)
--------------------------------------------------------------------------------

                                                           2002        2001
                                                              (UNAUDITED)
OPERATING ACTIVITIES:
  Net income                                             $  3,428    $  3,322
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                           663         473
      Provision for loan losses                               367         168
      Gain on sale of mortgage loans                         (134)       (128)
      Proceeds from sale of mortgage loans                  8,755      10,405
      Mortgage loans originated for sale                   (8,621)    (10,277)
      Changes in assets and liabilities:
        Accrued interest receivable                          (530)       (759)
        Other assets                                         (392)       (196)
        Accrued interest, taxes and other liabilities          25        (318)
                                                         --------    --------
           Net cash provided by operating activities        3,561       2,690
                                                         --------    --------

INVESTING ACTIVITIES:
  Proceeds from sales and maturities of securities
    available for sale                                     11,345       7,022
  Purchases of securities available for sale              (16,963)     (3,960)
  Net increase in loans                                   (24,587)     (8,073)
  Capital expenditures                                       (533)       (338)
                                                         --------    --------
           Net cash used in investing activities          (30,738)     (5,349)
                                                         --------    --------

FINANCING ACTIVITIES:
  Net (decrease) increase in deposits                      (9,443)     13,766
  Net (decrease) increase in repurchase agreements          1,011        (507)
  Net federal funds purchased                               2,675      (4,800)
  Net FHLB borrowings                                       8,483       1,998
  Dividends paid to stockholders                             (840)       (720)
                                                         --------    --------
           Net cash provided by financing activities        1,886       9,737
                                                         --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (25,291)      7,078

CASH AND CASH EQUIVALENTS:
  Beginning of year                                        34,788      10,323
                                                         --------    --------

  End of period                                          $  9,497    $ 17,401
                                                         ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for federal income taxes   $  1,681    $  1,345
                                                         ========    ========

  Cash paid during the period for interest               $  6,218    $  8,410
                                                         ========    ========

See notes to condensed consolidated financial statements.

MERCHANTS BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

     The unaudited condensed consolidated financial statements include the accounts of Merchants Bancorp, Inc. and its wholly-owned subsidiary, Merchants National Bank (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     In the opinion of management, these condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary to present the condensed consolidated financial position as of September 30, 2002 and the results of operations and cash flows for the three and nine months ended September 30, 2002 and 2001. These condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnote disclosures necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Financial information as of December 31, 2001 has been derived from the audited consolidated financial statements of Merchants Bancorp, Inc. and subsidiary. The results of operations and cash flows for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2001, included in the Company's Form 10.

     Earnings per Share - Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. For the three and nine months ended September 30, 2002 and 2001, the Company had three million shares outstanding. There were no common stock equivalents outstanding during the respective periods.

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

     SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in June 2002. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The adoption of this statement, which is effective January 1, 2003, is not expected to have a material impact on the Company's consolidated financial statements.

     SFAS No. 147, "Acquisitions of Certain Financial Institutions", was issued in October 2002. This statement clarifies that, if certain criteria are met, an acquisition of a less-than-whole financial institution (such as a branch acquisition) should be accounted for as a business combination. SFAS No. 147 states that, in such instances, the excess of the fair value of liabilities assumed over the value of tangible and identifiable intangible assets acquired represents goodwill. Prior to SFAS No. 147, such excesses were classified as an unidentifiable intangible asset subject to continuing amortization under SFAS No. 142. As a result of SFAS No. 147, entities are required to reclassify and restate both the goodwill asset and amortization expense as of the date SFAS No. 142 was adopted. In addition, SFAS No. 147 amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets. As a result, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used by a company. SFAS No. 147 is effective October 1, 2002 and is not expected to have a material impact on the Company's financial statements.

     Reclassifications - The Company has reclassified certain prior year amounts to conform with the current year presentation.

2.   LOANS

     Major classifications of loans are summarized as follows (in thousands):

                                         SEPTEMBER 30,          DECEMBER 31,
                                             2002                  2001
                                          (UNAUDITED)

Commercial real estate                     $ 50,223              $ 41,917
Commercial and industrial                    25,313                24,088
Agricultural                                 44,244                34,313
Residential real estate                     100,016                97,182
Installment                                  26,703                24,960
Other                                         1,650                 1,267
                                           --------              --------
           Total                            248,149               223,727
Less allowance for loan losses               (2,162)               (1,960)
                                           --------              --------
                                           $245,987              $221,767
                                           ========              ========

     The Company did not have any loans held for sale at September 30, 2002 or December 31, 2001.

3.   FHLB BORROWINGS

     All stock in the Federal Home Loan Bank ("FHLB") and qualifying first mortgage residential loans are pledged as collateral on FHLB borrowings. Maturities and interest rates of advances from the FHLB at September 30, 2002 are as follows (in thousands):

                              INTEREST
MATURITY                        RATE               AMOUNT

April 10, 2008                  5.4%              $ 1,000
September 25, 2008              4.8%                3,000
March 15, 2010                  6.3%                3,000
September 1, 2011               5.2%                  476
January 3, 2012                 4.6%               10,000
                                                  -------
           Total                                  $17,476
                                                  =======

     The maximum amount available to the Company under FHLB borrowings was approximately $59.1 million and $59.5 million as of September 30, 2002 and December 31, 2001, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Merchants Bancorp, Inc. (the "Company") is a bank holding company and sole shareholder of Merchants National Bank (the "Bank"), headquartered in Hillsboro, Ohio. At September 30, 2002, the Company had total assets of approximately $310.8 million and total shareholders' equity of approximately $33.4 million.

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

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 2002 AND
2001

The Company reported net income of $1,255,000 and $1,142,000 for the three months ended September 30, 2002 and 2001, respectively. During the same periods, basic and diluted earnings per share were $.42 and $.38, respectively. On an annualized basis, return on average assets was 1.63% and return on average equity was 15.76% for the three months ended September 30, 2002, compared to 1.57% and 15.73%, respectively, for the comparable period in 2001.

Net interest income for the three months ended September 30, 2002, was $3,483,000, an increase of $479,000, or 15.9%, compared to net interest income of $3,004,000 for the comparable period in 2001. Net interest margin was 4.83% for the three months ended September 30, 2002, compared to 4.55% for the comparable period in 2001. The average annualized yield on earning assets decreased to 7.45% for the three months ended September 30, 2002, from 8.68% for the comparable period in 2001. The average cost of interest-bearing funds was 3.10% for the three months ended September 30, 2002, a decrease from 4.65% for the comparable period in 2001.

The provision for loan losses was $138,000 and $52,000 for the three months ended September 30, 2002 and 2001, respectively, representing an increase of 165.4%. Net charge-offs for the three months ended September 30, 2002 were $38,000, compared to $42,000 experienced during the three months ended September 30, 2001. Management increased the provision for loan losses to reflect the increased loan volume and estimates of probable loan losses in 2002.

Total noninterest income was $400,000 for the three months ended September 30, 2002, an increase of $12,000, or 3.1%, from $388,000 for the comparable period in 2001. The increase is due to service charges on customers' deposit account transactions.

Total noninterest expense was $1,887,000 for the three months ended September 30, 2002, an increase of $226,000, or 13.6%, from $1,661,000 for the comparable period in 2001. Salaries and benefits expense comprises the largest component of noninterest expense, with totals of $938,000 and $821,000 for the three months ended September 30, 2002 and 2001, respectively.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

The Company reported net income of $3,428,000 and $3,322,000 for the nine months ended September 30, 2002 and 2001, respectively. During each of the same periods, basic and diluted earnings per share were $1.14 and $1.11, respectively. On an annualized basis, return on average assets was 1.50% and return on average equity was 14.36% for the nine months ended September 30, 2002, compared to 1.56% and 15.36%, respectively, for the comparable period in 2001.

Net interest income for the nine months ended September 30, 2002, was $9,705,000, an increase of $845,000, or 9.5%, compared to net interest income of $8,860,000 for the comparable period in 2001. Net interest margin was 4.48% for the nine months ended September 30, 2002, compared to 4.37% for the comparable period in 2001. The average annualized yield on earning assets decreased to 7.29% for the nine months ended September 30, 2002, from 8.50% for the comparable period in 2001. The average cost of interest-bearing funds was 3.34% for the nine months ended September 30, 2002, a decrease from 4.85% for the comparable period in 2001.

The provision for loan losses was $367,000 and $168,000 for the nine months ended September 30, 2002 and 2001, respectively, representing an increase of 118.5%. Net charge-offs for the nine months ended September 30, 2002 were $165,000, compared to $83,000 experienced during the nine months ended September 30, 2001. Management increased the provision for loan losses during the first nine months of 2002 to reflect the increased loan volume and estimates of probable loan losses in 2002.

Total noninterest income was $1,131,000 for the nine months ended September 30, 2002, an increase of $83,000, or 7.9%, from $1,048,000 for the comparable period in 2001. The increase is due to service charges on customers' deposit account transactions.

Total noninterest expense was $5,419,000 for the nine months ended September 30, 2002, an increase of $534,000, or 10.9%, from $4,885,000 for the comparable period in 2001. Salaries and benefits expense comprises the largest component of noninterest expense, with totals of $2,684,000 and $2,511,000 for the nine months ended September 30, 2002 and 2001, respectively.

FINANCIAL CONDITION

The Company's total assets increased to $310.8 million as of September 30, 2002 from $304.9 million as of December 31, 2001, an increase of 1.9%. Increases of $6.3 million in securities available for sale and $24.4 million in loans in the nine months ended September 30, 2002 were offset by a decrease of $25.3 million in cash and cash equivalents, including a decrease of $16.6 million in federal funds sold. The decrease in cash and cash equivalents is primarily due to loan growth and the purchase of investment securities.

LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company reported total loans of $248.1 million as of September 30, 2002 and $223.7 million as of December 31, 2001, an increase of $24.4 million, or 10.9%. The portfolio composition has remained relatively consistent during the period.

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

The allowance for loan losses was 0.87% of total loans as of September 30, 2002 and 0.88% as of December 31, 2001.

The amount of nonaccrual loans decreased to $288,000 as of September 30, 2002, compared to $334,000 as of June 30, 2002, and $383,000 at December 31, 2001. As a percentage of total loans, nonaccrual loans represented 0.12% as of September 30, 2002, 0.14% as of June 30, 2002, and 0.17% as of December 31, 2001.

The category of accruing loans which are past due 90 days or more was $1,150,000 as of September 30, 2002, $1,523,000 as of June 30, 2002, and $1,649,000 as of
December 31, 2001. As a percentage of total loans, loans past due 90 days and still accruing interest represented 0.46% as of September 30, 2002, 0.64% as of June 30, 2002, and 0.74% as of December 31, 2001.

As a percentage of the allowance for loan losses, total nonaccrual loans and loans past due 90 days or more were 66.5% as of September 30, 2002, 90.0% as of June 30, 2002, and 103.7% as of December 31, 2001.

DEPOSITS

Deposits totaled $253.2 million as of September 30, 2002, a decrease of $9.4 million, or 3.6%, from $262.6 million as of December 31, 2001. The decrease is primarily due to the withdrawal of public deposits from a local municipality.

FHLB BORROWINGS

Federal Home Loan Bank borrowings increased $8.5 million to $17.5 million as of September 30, 2002 from $9.0 million as of December 31, 2001. The additional borrowings were primarily used to fund the purchase of municipal securities classified as available for sale.

LIQUIDITY AND CAPITAL RESOURCES

The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors and to the earnings and financial condition of the Company and applicable laws and regulations. The Company paid $840,000 and $720,000 in dividends during the nine months ended September 30, 2002 and 2001, respectively.

At September 30, 2002, consolidated Tier 1 risk based capital was 14.0%, and total risk-based capital was 14.9%. The minimum Tier 1 and total risk-based capital ratios required by the Board of Governors of the Federal Reserve are 4% and 8%, respectively.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. Community bank liquidity management currently involves the challenge of attracting deposits while maintaining positive loan growth at a reasonable interest rate spread. The loan to deposit ratio at September 30, 2002 was 98.0% compared to 85.2% as of December 31, 2001. Loans to total assets were 79.8% at September 30, 2002 compared to 73.4% at the end of 2001. The securities portfolio is available for sale and consists of securities that are readily marketable. Approximately 56% of the available for sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available for sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 88% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company also has both short- and long-term borrowings capacity available through FHLB with unused available credit of approximately $39.0 million as of September 30, 2002. The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth, if necessary. Generally, the Company uses short-term borrowings to fund overnight and short-term funding needs in the Company's balance sheet. Longer-term borrowings have been primarily used to fund mortgage-loan originations. This has occurred when FHLB longer-term rates are a more economical source of funding than traditional deposit gathering activities. Additionally, the Company occasionally uses FHLB borrowings to fund larger commercial loans.

As of September 30, 2002, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on the Company's liquidity, capital resources, or operations.

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

Management believes as of September 30, 2002, there have been no material changes in the Company's interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in the Company's Form 10 filed for the period ended December 31, 2001.

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There were no significant changes made in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Company's Chief Executive Officer and Chief Financial Officer.

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

     4.   Instruments Defining the Rights of Security Holders. (See Exhibit 3.)

     99.1 Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MERCHANTS BANCORP, INC.

Date: November 14, 2002                   By: /s/ Paul W. Pence, Jr.
                                              ----------------------
                                              Paul W. Pence, Jr., Chief
                                              Executive Officer and Principal
                                              Financial Officer




           CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER

I, Paul W. Pence, Jr., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Merchants
     Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in the this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     November 14, 2002                   By: /s/Paul W. Pence, Jr.
                                                  ---------------------
                                                  Chief Executive Officer and
                                                  Principal Financial Officer

                               10-Q EXHIBIT INDEX


  EXHIBIT NO.    DESCRIPTION

     99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002