Form 10-K
period 2002-12-31
MERCHANTS BANCORP INC/OH
filed 2003-03-31
CIK 1024724

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission file number              0-49771
                       ---------------------------------------------------------

                             Merchants Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its Charter.)

                            Ohio                                                        31-1467303
--------------------------------------------------------------          ----------------------------------
(State or other jurisdiction of incorporation or organization)          (IRS) Employer Identification No.)

              100 North High Street, Hillsboro, Ohio                                       45133
--------------------------------------------------------------                  -----------------------------------
         (Address of principal executive offices)                                       (ZIP Code)

                                 (937) 393-1993
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

    Title Of Each Class                Name of Each Exchange On Which Registered

--------------------------          --------------------------------------------



Securities registered pursuant to Section 12(g) of the Act:

                                  Common Shares
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X          No
                                             -----              ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes          No    X
    ------      --------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $62,433,000
-----------------------------------------------------------------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 3,000,000 common shares
                                                --------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Portions of the Company's Proxy Statement to shareholders in connection with the 2003 annual meeting of shareholders are incorporated by reference into Part III of this Report on Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

General

         Merchants Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Ohio on March 29, 1996 at the direction of the Board of Directors of the Merchants National Bank (the "Bank") for the purpose of becoming a bank holding company by acquiring all of the outstanding shares of the Bank. In December, 1996 the Company became the sole shareholder of the Bank. The principal office of the Company is located at 100 North High Street, Hillsboro, Ohio 45133. Hillsboro, situated in south central Ohio, is centrally located between the cities of Columbus, Cincinnati and Dayton, and is the county seat of Highland County. Highland County has a population of approximately 41,000. The company, through its banking affiliate, also conducts business in the neighboring counties of Madison and Fayette, which have populations of approximately 40,000 and 28,000 respectively.

         This tri-county area is primarily agricultural. Madison County is one of Ohio's principal producers of corn and soybeans, and Fayette County is a significant horsebreeding area. However, manufacturing also provides a significant source of employment in the area, accounting for approximately 30% of all jobs in the three counties. Area manufacturers produce a wide array of products, including textiles, electrical components and automotive parts. Some of the area's principal manufacturers include the Hobart Corp., Johnson Controls, Inc., the Showa Aluminum Corp., Yamashita Rubber and Calmas, Inc. The Bank has operated in Hillsboro, Ohio as a national banking association since its charter was granted on December 26, 1879.

         The Company, through its banking affiliate, offers a broad range of banking services to the commercial, industrial and consumer market segments which it serves. The primary business of the Bank consists of accepting deposits through various consumer and commercial deposit products, and using such deposits to fund various loan products. The Bank's primary loan products (and the general terms for each) are as follows: (1) loans secured by residential real estate, including loans for the purchase of one to four family residences which are secured by 1st and 2nd mortgages (15 to 30 year terms with fixed and adjustable rate options) and home equity loans (10 year maturities tied to prime rate); (2) consumer loans, including new and used automobile loans (up to 60 months), loans for the purchase of mobile homes (10 to 15 year terms) and debt consolidation loans (exact terms depending upon available collateral); (3) agricultural loans, including loans for the purchase of real estate used in connection with agricultural purposes (15 to 30 year terms), operating loans (1 year terms) and loans for the purchase of equipment (5 to 7 year terms); and (4) commercial loans, including loans for the purchase of real estate used in connection with office or retail activities (15 to 20 year terms), loans for the purchase of equipment (7 to 10 year terms) and loans for the purchase of inventory (1 year terms).

         The primary risks inherent in any type of lending include interest rate risk and credit risk associated with the credit quality of individual borrowers. For further information regarding interest rate risk, see the section captioned "Market Risk Management" under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Credit risk is generally offset both through the use of security and mortgage interests, and through the implementation of designated loan approval processes. Senior mortgages in real estate provide the greatest protection in the event of borrower default, while junior mortgages and security interests in depreciating assets provide somewhat less protection. Loans not secured by real or personal property present the greatest risk of loss upon default. All loans, whether secured or unsecured, are approved in accordance with a loan policy adopted by the Company's Board of Directors. While loan officers do have authority to make credit decisions outside of the parameters of the Board's loan policy, such loan officers must satisfy designated documentation requirements when doing so. Credit risk is further mitigated both by restricting the types of loans and by establishing maximum amounts which can be approved by individual loan officers. Loans made beyond these individual limitations must be affirmatively approved by a committee comprised of loan officers. The Bank also engages in certain government guarantee programs, which help to reduce the risk inherent in certain types of loans.

         All of the Bank's deposit and lending services are available at its four full service offices. The remaining three offices of the Bank are engaged primarily in deposit-related services. The Company has no foreign operations, assets or investments.

         The Bank is a national banking association organized under the laws of the United States. The Bank is regulated by the Office of the Comptroller of the Currency ("OCC"), and its deposits are insured by the Federal Deposit Insurance Company ("FDIC") to the extent permitted by law and, as a subsidiary of the Company, is regulated by the Board of Governors of the Federal Reserve. As of December 31, 2002, the Company and its subsidiary had consolidated total assets of approximately $319 million, consolidated total deposits of approximately $263 million and consolidated total shareholders' equity of approximately $33.5 million.

Employees

         As of December 31, 2002, the Bank had 84 full-time and 9 part-time employees. The Bank provides a number of benefits for its full-time employees, including health and life insurance, pension, profit sharing and 401(k) plans, workers' compensation, social security, paid vacations, and certain bank services.

Competition

         The Bank's market consists of the following Ohio Counties: Fayette; Highland; and Madison. The commercial banking business in this market is very competitive. The Company and the Bank are in competition with other commercial banks operating in the primary market area. Some competitors of the Company and the Bank are substantially larger than the Bank. In addition to local bank competition, the Bank competes with larger commercial banks headquartered in metropolitan areas, savings banks, savings and loan associations, credit unions, finance companies and other financial institutions for loans and deposits.

         Pursuant to Deposit Market Share statistical information compiled by the Federal Deposit Insurance Corporation, there are approximately twenty (20) financial institutions operating in the Bank's market. As of June 30, 2002 (the most recent date for which the compiled statistical information is available) the Bank possessed the second largest market share with $247 million in total deposits, representing a market share of approximately 17.9%. Three other depositary institutions also possess over 10% of the market share in the Bank's market.

         The principal methods of competition within the financial services industry include improving customer service through the quality and range of services provided, improving efficiencies, and pricing services competitively. The Bank views its primary competitive advantages as being the provider of outstanding customer service and maintaining strong relationships with its core customer base. Rarely does the Bank offer the highest rates on deposit accounts or the lowest rates on loans. Fees and service charges are priced to meet the competition. The Bank believes that its distinguishing characteristics are knowing its customers, offering quality customer service and timely loan decisions and closings. By focusing on these key attributes, the Bank has built a loyal customer base, which also serves as its greatest source of new business by way of customer referrals.

SUPERVISION AND REGULATION

General

         Merchants Bancorp, Inc. is a corporation organized under the laws of the State of Ohio. The business in which the Company and its subsidiary are engaged is subject to extensive supervision, regulation and examination by various bank regulatory authorities. The supervision, regulation and examination to which the Company and its subsidiary are subject are intended primarily for the protection of depositors and the deposit insurance funds that insure the deposits of banks, rather than for the protection of shareholders.

         Several of the more significant regulatory provisions applicable to banks and bank holding companies to which the Company and its subsidiary are subject are discussed below, along with certain regulatory matters concerning the Company and its subsidiary. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of the Company and its subsidiary.

Regulatory Agencies

         The Company, upon approval from the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), became a bank holding company on December 31, 1996, and continues to be subject to regulation under the Bank Holding Company Act of 1956 and to inspection, examination and supervision by the Federal Reserve Board.

         The Bank is a national banking association chartered under the laws of the United States of America. It is subject to regulation and examination primarily by the Office of the Comptroller of the Currency (the "OCC") and secondarily by the Federal Reserve Board and the FDIC.

Holding Company Activities

         As a bank holding company incorporated and doing business within the State of Ohio, the Company is subject to regulation and supervision under the Bank Holding Act of 1956, as amended (the "Act"). The Company is required to file with the Federal Reserve Board on a quarterly basis information pursuant to the Act. The Federal Reserve Board may conduct examinations or inspections of the Company and its subsidiary.

         The Company is required to obtain prior approval from the Federal Reserve Board for the acquisition of more than five percent of the voting shares or substantially all of the assets of any bank or bank holding company. In addition, the Company is generally prohibited by the Act from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. The Company may, however, subject to the prior approval of the Federal Reserve Board, engage in, or acquire shares of companies engaged in activities which are deemed by the Federal Reserve Board by order or by regulation to be so closely related to banking or managing and controlling a bank as to be a proper activity.

On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted into law. The GLB Act made sweeping changes with respect to the permissible financial services which various types of financial institutions may now provide. The Glass-Steagall Act, which had generally prevented banks from affiliation with securities and insurance firms, was repealed. Pursuant to the GLB Act, bank holding companies may elect to become a "financial holding company," provided that all of the depository institution subsidiaries of the bank holding company are "well capitalized" and "well managed" under applicable regulatory standards.

         Under the GLB Act, a bank holding company that has elected to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Activities that are "financial in nature" include securities underwriting, dealing and market-making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking, and activities that the Federal Reserve Board has determined to be closely related to banking. No Federal Reserve Board approval is required for the Company to acquire a company, other than a bank holding company, bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. Prior Federal Reserve Board approval is required before the Company may acquire the beneficial ownership or control of more than 5% of the voting shares, or substantially all of the assets, of a bank holding company, bank or savings association. If any subsidiary bank of the Company ceases to be "well capitalized" or "well managed" under applicable regulatory standards, the Federal Reserve Board may, among other actions, order the Company to divest the subsidiary bank. Alternatively, the Company may elect to conform its activities to those permissible for a bank holding company that is not also a financial holding company. If any subsidiary bank of the Company receives a rating under the Community Reinvestment Act of 1977 of less than satisfactory, the Company will be prohibited from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations. The Company has not elected to become a financial holding company and has no current intention of making such an election.

Affiliate Transactions

         Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act, limit borrowings by holding companies and non-bank subsidiaries from affiliated insured depository institutions, and also limit various other transactions between holding companies and their non-bank subsidiaries, on the one hand, and their affiliated insured depository institutions on the other. Section 23A of the Federal Reserve Act also generally requires that an insured depository institution's loan to its non-bank affiliates be secured, and Section 23B of the Federal Reserve Act generally requires that an insured depository institution's transactions with its non-bank affiliates be on arms-length terms.

Interstate Banking and Branching

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act ("Riegle-Neal"), subject to certain concentration limits and other requirements, bank holding companies such as the Company are permitted to acquire banks and bank holding companies located in any state. Any bank that is a subsidiary of a bank holding company is permitted to receive deposits, renew time deposits, close loans, service loans and receive loan payments as an agent for any other bank subsidiary of that bank holding company. Banks are permitted to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states and establishing de novo branch offices in other states, The ability of banks to acquire branch offices is contingent, however, on the host state having adopted legislation "opting in" to those provisions of Riegle-Neal. In addition, the ability of a bank to merge with a bank located in another state is contingent on the host state not having adopted legislation "opting out" of that provision of Riegle-Neal. The Company could from time to time use Riegle-Neal to acquire banks in additional states.

Control Acquisitions

         The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company, unless the Federal Reserve Board has been notified and has not objected to the transaction. Under the rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company. In addition, a company is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquiror that is a bank holding company) or more of any class of outstanding voting stock of a bank holding company, or otherwise obtaining control or a "controlling influence" over that bank holding company.

Liability for Banking Subsidiaries

         Under the current Federal Reserve Board policy, a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to maintain resources adequate to support each subsidiary bank. This support may be required at times when the bank holding company may not have the resources to provide it. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a U.S. federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to priority of payment. Any depository institution insured by the FDIC can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC in connection with
(1) the "default" of a commonly controlled FDIC-insured depository institution; or (2) any assistance provided by the FDIC to both a commonly controlled FDIC-insured depository institution "in danger of default." The Company's subsidiary bank is an FDIC-insured depository institution. If a default occurred with respect to the Bank, any capital loans to the Bank from its parent holding company would be subordinate in right of payment to payment of the Bank's depositors and certain of its other obligations.

Regulatory Capital Requirements

         The Company is required by the various regulatory authorities to maintain certain capital levels. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses. The required capital levels and the Company's capital position at December 31, 2002 are summarized in the table included in Note 13 to the consolidated financial statements.

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized-and requires U.S. federal bank regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank's compliance with the plan up to the lesser of 5% of the bank's or thrift's assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31,

2002, the Company's banking subsidiary was well capitalized pursuant to these prompt corrective action guidelines.

Dividend Restrictions

         The ability of the Company to obtain funds for the payment of dividends and for other cash requirements will be largely dependent on the amount of dividends which may be declared by its banking subsidiary. Various U.S. federal statutory provisions limit the amount of dividends the Company's banking subsidiaries can pay to the Company without regulatory approval. Dividend payments by national banks are limited to the lesser of (1) the level of undivided profits; (2) the amount in excess of which the bank ceases to be at least adequately capitalized; and (3) absent regulatory approval, an amount not in excess of net income for the current year combined with retained net income for the preceding two years.

         In addition, U.S. federal bank regulatory authorities have authority to prohibit the Company's banking subsidiary from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending upon the financial condition of the bank in question, could be deemed to constitute an unsafe or unsound practice. The ability of the Company's banking subsidiary to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines.

Deposit Insurance Assessments

         The deposits of the Company's banking subsidiary are insured up to regulatory limits by the FDIC, and, accordingly, are subject to deposit insurance assessments to maintain the Bank Insurance Fund (the "BIF") and/or the Savings Association Insurance Fund (the "SAIF") administered by the FDIC.

Depositor Preference Statute

         In the "liquidation or other resolution" of an institution by any receiver, U.S. federal legislation provides that deposits and certain claims for administrative expenses and employee compensation against the insured depository institution would be afforded a priority over general unsecured claims against that institution, including federal funds and letters of credit.

Government Monetary Policy

         The earnings of the Company are affected primarily by general economic conditions, and to a lesser extent by the fiscal and monetary policies of the federal government and its agencies, particularly the Federal Reserve. Its policies influence, to some degree, the volume of bank loans and deposits, and interest rates charged and paid thereon, and thus have an effect on the earnings of the Company's subsidiary Bank.

Additional Regulation

         The Bank is also subject to federal regulation as to such matters as required reserves, limitation as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirement of their own securities, limitations upon the payment of dividends and other aspects of banking operations. In addition, the activities and operations of the Bank are subject to a number of additional detailed, complex and sometimes overlapping laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-in-Lending Act and

Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Truth in Savings Act, the Community Reinvestment Act, anti-redlining legislation and antitrust laws.

Future Legislation

         Changes to the laws and regulations, both at the federal level and in the states where the Company and its subsidiary do business, can affect the operating environment of the Company and its subsidiary in substantial and unpredictable ways. The Company cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon the financial condition or results of operations of the Company or its subsidiary.

ITEM 2. PROPERTIES.

         The Bank owns the real property used in its business as follows:

            Main Office:                   Greenfield Main
            100 N. High Street             117 S. Washington Street
            Hillsboro, Ohio 45133          Greenfield, Ohio 45123

            Hillsboro Branch               Greenfield Branch
            1478 N. High Street            102 Jefferson Street
            Hillsboro, Ohio 45133          Greenfield, Ohio 45123

            Hillsboro Uptown Branch        Washington Court House Branch
            145 W. Beech Street            128 S. North Street
            Hillsboro, Ohio 45133          Washington Court House, Ohio  43160

            London Branch
            279 LaFayette Street
            London, Ohio  43140

         All such properties are suitable for carrying on the general business of commercial banking. No such properties are subject to any material encumbrance.

ITEM 3.  LEGAL PROCEEDINGS.

         Currently, there are no legal proceedings of a material nature pending to which either the Company or the Bank is a party, or to which any of their property is the subject. Additionally, management of the Company is not aware of the contemplation of any proceedings the institution of which would have a material adverse impact upon the financial condition of the Company or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There was no matter submitted during the fourth quarter of the fiscal year covered by this report to a vote of the Company's security holders.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

a.       Market Information

         There is no established public trading market for the Company's common stock and the shares of the Company are not listed on any exchange. Sale price information provided below on a quarterly basis for the two most recent fiscal years is based on information reported to the Company by individual buyers and sellers of the Company's stock, based on actual transactions of which information was obtained at the time of transfer. Not all sales transaction information during these periods was obtained.


                                                        2002
                                                        ----
     First Quarter              Second Quarter                Third Quarter                 Fourth Quarter
     -------------              --------------                -------------                 --------------
    High         Low           High          Low            High           Low            High          Low
   $28.00        $26.50       $28.06         $20.00         $25.00         $21.00         $26.00        $20.00



                                                        2001
                                                        ----
     First Quarter(1)           Second Quarter                Third Quarter                 Fourth Quarter
     -------------              --------------                -------------                 --------------
    High         Low           High          Low            High           Low             High         Low
   $27.00        $25.00       $30.00         $26.66         $30.00         $26.00          $31.00       $26.00

--------------------------------------------
(1) Adjusted to reflect a 3 for 1 stock split effective March 5, 2001.

         The Company currently has 3,000,000 shares of common stock outstanding. All of such shares are eligible for sale in the open market without restriction or registration under the Securities Act of 1933, as amended (the "Securities Act"), except for shares held by "affiliates" of the Company. Shares held by affiliates are subject to the resale limitations of Rule 144, as promulgated under the Securities Act. For purposes of Rule 144, "affiliates" are deemed to be all Directors, Executive Officers and ten percent beneficial owners of the Company. As of December 31, 2002, affiliates of the Company had beneficial ownership of an aggregate of 502,669 shares of the Company's common stock. The Company has one shareholder with beneficial ownership of more than ten percent of its outstanding shares, and such individual is also a Director of the Company.

         Rule 144 subjects affiliates to certain restrictions in connection with the resale of Company securities that do not apply to individuals currently holding outstanding shares of Company stock. Commencing ninety days after the effective date of this Registration Statement, affiliates of the Company may sell within any three-month period a number of shares that does not exceed the greater of one percent of the number of then outstanding shares of Company common stock, or the average weekly trading volume of the common stock in the over-the-counter market during the four calendar weeks preceding filing by the selling affiliate of the requisite notice of sale with the SEC on Form 144. Sales under Rule 144 are also subject to certain requirements as to the manner of sale, notice to the Securities and Exchange Commission, and the availability of current public information about the Company.

         The Company has no outstanding options or warrants to purchase shares of its common stock or securities convertible into shares of common stock.

b.       Holders

         The number of holders of record of the Company's common stock at December 31, 2002 was 743.

c.       Dividends

         Dividends are generally declared by the Board of Directors of the Company semiannually (June 30 and December 31, respectively). Dividends per share declared by the Company on its common stock during the years of 2002 and 2001 are as follows:

                                             2002                      2001
          Month
               June                         $0.28                     $0.24
               December                     $0.32                     $0.28
                                            -----                     -----
          TOTALS                            $0.60                     $0.52
                                            =====                     =====

         The Company currently expects that comparable semiannual cash dividends will continue to be paid in the future. For information on regulatory restrictions to the Board's ability to declare and pay dividends, please refer to the following: (1) Supervision and Regulation -- Dividend Restrictions and
(2) Note 13 to the Company's Consolidated Financial Statements, Regulatory Matters.

The Company's Quarterly Financial Data for 2002 and 2001 follows:


                                                                          Three months ended
                                                  -------------------------------------------------------------------
(in thousands, except per share data)              March 31          June 30              Sept 30            Dec 31
---------------------------------------------------------------------------------------------------------------------
2002
Net interest income                                  $2,926           $3,296           $   3,483           $   3,267

Provision for loan losses                                84              145                 138                  69

Noninterest income                                      352              379                 400                 378

Noninterest expense                                   1,735            1,797               1,887               1,691

Net income                                           $  995           $1,178           $   1,255           $   1,344

Per common share:
Basic and diluted earnings per share                 $ 0.33           $ 0.39           $    0.42           $    0.45
Dividends declared                                   $   --           $ 0.28           $    --             $    0.32


Selected ratios:
Return on average assets, annualized                   1.31%            1.57%               1.63%               1.69%
Return on average common equity, annualized           13.00%           14.97%              15.76%              16.22%
Net interest margin, annualized                        4.40%            4.71%               4.83%               4.52%


2001

Net interest income                                  $   2,889           $   2,967           $   3,004           $   2,778

Provision for loan losses                                   49                  67                  52                   9

Noninterest income                                         313                 347                 388                 424
Noninterest expense
                                                         1,661               1,563               1,661               1,691
Net income
                                                     $   1,027           $   1,153           $   1,142           $   1,083

Per common share:
Basic and diluted earnings per share                 $    0.34           $    0.38           $    0.38           $    0.37
Dividends declared                                   $    --             $    0.24           $    --             $    0.28



Selected ratios:
Return on average assets, annualized                      1.48%               1.63%               1.57%               1.45%
Return on average common equity, annualized              15.07%              16.14%              15.73%              14.35%
Net interest margin, annualized                           4.44%               4.51%               4.55%               4.24%



ITEM 6.  SELECTED FINANCIAL DATA.

         The following table sets forth certain information derived from the consolidated financial information of the Company for each of the years as of December 31 (in thousands, except per share data).

SELECTED FINANCIAL DATA

------------------------------------------------------------------------------------------------------------------------------------
                                                           2002             2001             2000            1999             1998
------------------------------------------------------------------------------------------------------------------------------------
Interest and loan fee income                            $ 20,866         $ 22,431       $ 21,603         $ 18,427         $ 16,926
Interest expense                                           7,894           10,793         10,395            8,088            7,529
Net interest income                                       12,972           11,638         11,208           10,339            9,397
Provision for loan losses                                    436              177            177              130              315
Net interest income after provision for loan losses       12,536           11,461         11,031           10,209            9,082
Noninterest income                                         1,509            1,472          1,269            1,094            1,019
Noninterest expense                                        7,110            6,576          6,131            5,762            5,023
Income before income taxes                                 6,935            6,357          6,169            5,541            5,078
Income taxes                                               2,163            1,952          1,964            1,765            1,574
Net income                                                 4,772            4,405          4,205            3,776            3,504

YEAR-END BALANCES
Assets                                                  $318,799         $304,896       $278,734         $246,923         $227,170
Securities                                                40,012           38,221         37,753           40,661           38,157
Loans, net                                               246,164          221,767        220,460          184,963          166,252
Deposits                                                 262,716          262,608        236,046          216,857          193,098
Short Term Borrowings                                      3,365            1,424          1,887            1,172            2,771
Federal Home Loan Bank advances                           17,470            8,993          7,000            4,000            8,000
Shareholders' equity                                      33,508           30,232         27,114           23,579           21,926


AVERAGE BALANCES
Assets                                                  $308,488         $288,236       $265,957         $238,980         $227,000
Securities                                                45,511           37,245         40,639           38,789           39,827
Loans                                                    237,788          227,150        210,325          176,738          157,838
Deposits                                                 253,869          246,919        231,047          205,329          180,748
Short-term borrowings                                      3,158            1,996          2,150            1,986            4,048
Federal Home Loan Bank advances                           17,649            8,285          6,403            7,879           11,507
Shareholders' equity                                      32,384           29,357         25,523           23,148           21,215

SELECTED FINANCIAL RATIOS
Net interest margin (tax equivalent)                        4.63%            4.37%          4.55%            4.66%            4.70%
Return on average assets                                    1.55%            1.53%          1.58%            1.58%            1.54%
Return on average equity                                   14.74%           15.00%         16.48%           16.31%           16.52%
Average equity to average assets                           10.50%           10.19%          9.60%            9.69%            9.35%
Dividend payout ratio                                      37.72%           35.41%         32.10%           33.10%           61.35%
Ratio of nonperforming loans to total loans                 0.19%            0.17%          0.14%            0.13%            0.04%
Ratio of loan loss allowance to total loans                 0.85%            0.88%          0.86%            1.02%            1.14%
Ratio of loan loss allowance to nonperforming loans          442%             512%           599%             781%            3185%
Basic earnings per share(1)                             $   1.59         $   1.47       $   1.40         $   1.26         $   1.17
Diluted earnings per share(1)                           $   1.59         $   1.47       $   1.40         $   1.26         $   1.17
Dividends declared per share(1)                         $   0.60         $   0.52       $   0.45         $   0.42         $   0.72
Efficiency ratio(2)                                        49.10%           50.16%         49.13%           50.41%           48.22%

--------------------------------------------------------------------------------
(1) Per share amounts have been retroactively restated to reflect the 3 for 1 stock split in 2001.
(2) Computed by dividing noninterest expense by the sum of net interest income and noninterest income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis comparing 2002 to prior years should be read in conjunction with the audited consolidated financial statements at December 31, 2002 and 2001 and for the three years ended December 31, 2002. In addition to the historical information contained herein with respect to the Company, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Company's operation and the Company's actual results could differ significantly from those discussed in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would" and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors; changes in general economic conditions including the performance of financial markets, the prices of crops, prevailing inflation and interest rates, and losses on lending activities; results of various investment activities; the effects of competitors' pricing policies, of changes in laws and regulations on competition and of demographic changes on target market populations' savings and financial planning needs; industry changes in information technology systems on which we are dependent; and the resolution of legal proceedings and related matters. In addition, the policies and regulations of the various regulatory authorities could affect the Company's results. These statements are representative only on the date hereof, and the Company undertakes no obligation to update any forward-looking statements made.

Critical Accounting Policies

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

         Homogenous loans, such as consumer installment and residential mortgage loans, are not individually reviewed for impairment by management. Reserves are established for each pool of loans based on the expected net charge-offs. Loss rates are based on the average five-year net charge-off history by loan category.

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

         Based on the procedures discussed above, management believes the allowance for loan losses was adequate to absorb estimated loan losses associated with the loan portfolio at December 31, 2002. See further information regarding the allowance for loan losses in Notes 1 and 4 of the Notes to the consolidated financial statements.

I.       RESULTS OF OPERATIONS

Overview

         Net income for 2002 was $4.8 million, an increase of 8.3% from 2001 net income of $4.4 million, which was an increase of 4.8% over 2000 net income of $4.2 million. Net income per share was $1.59 in 2002, compared to $1.47 in 2001, and $1.40 in 2000. The increase between years is primarily due to increases in net interest income year over year and increased service charges and fees received from deposit accounts. Net interest income before the provision for loan losses increased to $13.0 million in 2002, from $11.6 million in 2001 and $11.2 million in 2000, representing an increase of 11.5% and 3.6% in 2002 and 2001, respectively. The provision for loan losses was $436,000, $177,000, and $177,000 in 2002, 2001 and 2000, respectively. Noninterest income was $1.5 million in 2002 and 2001, which was an increase of 15.4% from $1.3 million in 2000. Noninterest expense increased 8.1%, to $7.1 million for 2002, from $6.6 million in 2001, which was an increase of 8.2% from $6.1 million in 2000.

Selected Statistical Information

         The following tables set forth certain statistical information relating to the Company and its subsidiary on a consolidated basis and should be read together with the consolidated financial statements of the Company.

CONSOLIDATED AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT INCOME/EXPENSE AND YIELDS/RATES

The following table presents the daily average balance of each category of interest-earning assets and interest-bearing liabilities, and the interest earned or paid on such amounts (dollars in thousands).

CONSOLIDATED AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT INCOME/EXPENSE AND YIELDS/RATES (IN THOUSANDS)

                                       ---------------------------------------------------------------------------------------------
                                                     2002                          2001                             2000
                                       ---------------------------------------------------------------------------------------------
                                       AVERAGE               YIELD/    AVERAGE              YIELD/      AVERAGE               YIELD/
                                       BALANCE    INTEREST    RATE     BALANCE   INTEREST    RATE       BALANCE   INTEREST     RATE
                                       -----------------------------  ------------------------------   ----------------------------
   Interest-earning assets:
     Loans (1)(2)(3)                   $ 237,788  $ 18,520    7.79%   $ 227,150  $ 20,033     8.82%    $ 210,325  $ 18,930   9.00%
     Securities available for sale (3)    43,420     2,648    6.10%      35,264     2,348     6.66%       38,788     2,717   7.00%
     FHLB and FRB stock                    2,091        98    4.69%       1,981       132     6.66%        1,851       135   7.29%
     Interest-bearing deposits             1,553        27    1.74%         628         5     0.80%           15         1   0.50%
     Federal funds sold                    6,748        92    1.36%       7,697       203     2.64%        1,678        99   5.90%
                                       -----------------------------  ------------------------------   ----------------------------
   Total interest-earning assets         291,600    21,385    7.33%     272,720    22,721     8.33%      252,657    21,882   8.66%
                                       -----------------------------  ------------------------------   ----------------------------
   Noninterest-earning assets             18,950                         17,483                           15,231
   Less: Allowance for loan losses        (2,062)                        (1,967)                          (1,931)
                                       ----------                     ----------                       ----------
   Total assets                        $ 308,488                      $ 288,236                        $ 265,957
                                       ==========                     ==========                       ==========

   Interest-bearing liabilities:
     Interest-bearing demand deposits   $ 68,787   $ 1,379    2.00%    $ 57,938   $ 1,636     2.82%     $ 52,602   $ 1,541   2.93%
     Savings deposits                     20,759       348    1.68%      17,090       377     2.21%       16,288       391   2.40%
     Time deposits > $100                 27,798     1,004    3.61%      31,690     1,689     5.33%       30,752     1,709   5.56%
     Other time deposits                 107,565     4,169    3.88%     114,803     6,529     5.69%      106,412     6,277   5.90%
  Securities sold under repo agreemt.      2,088        91    4.36%       1,494        85     5.69%        1,279        70   5.47%
     Federal funds purchased               1,070        21    1.96%         502        31     6.18%          871        59   6.77%
     Federal Home Loan Bank advances      17,649       882    5.00%       8,285       446     5.38%        6,403       348   5.43%
                                       -----------------------------  ------------------------------   ----------------------------
   Total interest-bearing liabilities    245,716     7,894    3.21%     231,802    10,793     4.66%      214,607    10,395   4.84%
                                       -----------------------------  ------------------------------   ----------------------------
   Noninterest-bearing liabilities:
     Demand deposits                      28,960                         25,398                           24,993
     Other liabilities                     1,428                          1,679                              834
   Shareholders' equity                   32,384                         29,357                           25,523
                                       ----------                     ----------                       ----------
   Total liabilities and shareholders'
    equity                             $ 308,488                      $ 288,236                        $ 265,957
                                       ==========                     ==========                       ==========

   Net interest income                            $ 13,491                       $ 11,928                         $ 11,487
                                                 ==========                     ==========                       ==========

   Net interest spread (4)                                    4.12%                           3.67%                          3.82%
                                                           =========                      ==========                       ========
   Net interest margin (5)                                    4.63%                           4.37%                          4.55%
                                                           =========                      ==========                        ========

(1) Nonaccrual loans are included in loan totals and do not have a significant impact on the information presented. Interest on nonaccrual loans is recorded when received.
(2) Interest includes fees on loans of $675, $590, and $483, in 2002, 2001,and 2000, respectively.
(3) Tax-exempt income on loans and securities is reported on a fully taxable equivalent basis using a 34% rate.
(4) Net interest spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.
(5) Net interest margin represents the net interest income as a percentage of average interest earning assets.

NET INTEREST DIFFERENTIAL

         The following table illustrates the summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the major components of interest-earning assets and interest-bearing liabilities on a fully taxable equivalent basis for the periods indicated (dollars in thousands).

                                           Change            Change          Total         Change Due        Change         Total
                                           Due to            Due to         Changes           to             Due to        Changes
                                           Volume             Rate         2002/2001         Volume           Rate        2001/2000
                                       ---------------------------------------------------------------------------------------------
INTEREST INCOME ATTRIBUTABLE TO:
Loans                                          $938         $(2,451)        $(1,513)         $1,514            (411)          $1,103
Securities available for sale                   543            (243)            300            (247)           (122)           (369)
FHLB and FRB Stock                                7             (41)            (34)              9             (12)             (3)
Interest-bearing deposits                         7              15              22              41             (37)              4
Federal funds sold                              (25)            (86)           (111)            351            (247)            104
                                       ---------------------------------------------------------------------------------------------
Total interest income                         1,470          (2,806)         (1,336)          1,668            (829)            839
INTEREST EXPENSE ATTRIBUTABLE TO:
Demand deposits                                 306            (563)           (257)            156             (61)             95
Savings deposits                                 81            (110)            (29)             19             (33)            (14)
Time deposits                                  (624)         (2,421)            543            (311)            232
                                                                                                                             (3,045)
Securities sold under repo agreement             34             (28)              6              12               3              15

Federal funds purchased                          35             (45)            (10)             (3)            (28)
                                                                                                                                (25)
Federal Home Loan Bank advances                 511             (75)            436             102              (4)             98
Total interest expense                          343          (3,242)         (2,899)            807            (409)            398
                                       ---------------------------------------------------------------------------------------------

Net interest income                         $ 1,127         $   436         $ 1,563         $   861         $  (420)        $   441
                                       =============================================================================================

Results of Operations

         The Company reported net income of $4.8 million, $4.4 million, and $4.2 million for the years ended 2002, 2001, and 2000, respectively. During the same periods, basic and diluted earnings per share were $1.59, $1.47, and $1.40, respectively.

         Net interest income increased to $13.0 million in 2002 from $11.6 million in 2001 and $11.2 million in 2000. Noninterest income remained at $1.5 million in 2002 and 2001, an increase from $1.3 million in 2000, while noninterest expense was $7.1 million, $6.6 million, and $6.1 million for the respective years.

         Return on average assets was 1.55%, 1.53%, and 1.58%, in 2002, 2001, and 2000, respectively. Return on average equity was 14.74%, 15.00%, and 16.48%, for the respective years.

Net Interest Income

Net interest income increased to $13.0 million in 2002 from $11.6 million in 2001 and $11.2 million in 2000, representing an increase of 11.5% and 3.6% in 2002 and 2001, respectively. The Company's tax equivalent yield on average interest-earning assets decreased to 7.33% in 2002 from 8.33% in 2001, which was lower than the 8.66% yield in 2000. The decrease in yield is primarily a result of the Bank's declining Prime Rate and decreasing yields on the investment portfolio during the year.

Because a large portion of commercial loans are tied to the Prime Rate, the unusual decline in interest rates negatively impacted our yield. The interest and fees on loans decreased 7.6% during 2002. The decrease in interest and fees was primarily due to the low interest rate environment.

         The Company's average interest-earning assets increased approximately $19.0 million (6.9%) in 2002 and $20.0 (7.9%) million in 2001. The lower growth rate in 2002 as compared to 2001 is primarily due to the lower interest rate environment and many customers opting for fixed rate residential real estate loans, which are generally sold to independent parties shortly after origination. In addition, the Company experienced an increase in its securities portfolio due to an increase in funds caused by the increase in deposits.

         The previously mentioned decline in interest rates also impacted the Company's interest expense. Falling interest rates caused interest expense to decrease 26.9% to $7.9 million in 2002 as compared to $10.8 million in 2001 while the average interest-bearing liabilities increased $13.9 million, or 6%, during 2002 as compared to $17.2 in 2001. The cost of funds decreased to 3.21% in 2002 from 4.66% in 2001. The average balance of certificates of deposit decreased $11.1 million, or 7.6%, in 2002. The fluctuation in cost of funds and certificate of deposit growth between each year can be largely attributed to the changing interest rate environment.

         The Company's tax equivalent net interest margin was 4.63% in 2002, 4.37% in 2001 and 4.55% in 2000. The increase in net interest margin in 2002 was primarily due to the large decline in the Bank's cost of funds. The decline in 2001 from 2000 was primarily attributable to increased cost of funds due to local competition.

         The Company's securities portfolio experienced an increase in average balances and a decrease in yield during 2002. The average balance of the portfolio increased $8.2 million (23.1%) as compared to 2001, and the tax equivalent yield decreased to 6.10% in 2002 from 6.66% in 2001. The decrease in yield is primarily due to receiving prepayments on higher yielding securities and the adjustable rate securities repricing downward. The Company's reinvestment rate was lower in 2002 than in 2001.

         For further information, see the table titled "Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates" in the Selected Statistical Information.

Provision for Loan Losses

         The provision for loan losses was $436,000 in 2002, $177,000 in 2001 and $177,000 in 2000. The increase in the provision in 2002 was due to management's current assessment of the loan portfolio characteristics during the year. Net charge-offs in 2002 were $290,000 compared to $128,000 in 2001 and $171,000 in 2000. The ratio of the allowance for loan losses as a percentage of total loans at December 31 was 0.85% in 2002, 0.88% in 2001, and .86% in 2000. For further information about the provision and management's methodology for estimating the allowance for loan losses, see "Allowance for Loan Losses" and "Critical Accounting Policies" within Management's Discussion and Analysis.

Noninterest Income

         Total noninterest income was $1.5 million in 2002, $1.5 million in 2001, and $1.3 million in 2000, representing a nominal increase in 2002 and 15.4% in 2001. As a percentage of average assets, noninterest income was 0.49%, 0.51%, and 0.48%, in 2002, 2001, and 2000, respectively. Service charges and fees have increased over the last three years due to increased charges and growth in the number of accounts.

Noninterest Expense

         Total noninterest expense was $7.1 million in 2002, $6.6 million in 2001, and $6.1 million in 2000, representing an increase of 8.1% in 2002 and 7.3% in 2001. As a percentage of average assets, noninterest expense was 2.30%, 2.28%, and 2.31% in 2002, 2001, and 2000, respectively.

         Salaries and benefits expense comprises the largest component of noninterest expense, with totals of $3.5 million in 2002, $3.3 million in 2001, and $3.3 million in 2000. As a percentage of assets, salaries and benefits expense was 1.14%, 1.16%, and 1.23% in 2002, 2001, and 2000, respectively. The average number of full-time equivalent employees was 88 in 2002, 86 in 2001, and 85 in 2000.

         Included in salaries and benefits expense was net pension costs of approximately $145,000 in 2002 and $110,000 in 2001, which are based upon specific actuarial assumptions, including a long-term rate of return of 7.50%. Management believes the rate of return is a reasonable assumption of projected equity and bond indices long-term return projections as well as actual long-term historical plan returns realized. Management will continue to evaluate the actuarial assumptions, including the expected rate of return, annually, and will adjust the assumptions as necessary.

         The Company based its determination of pension expense on a market-related valuation of assets. Investment gains or losses are computed as the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets. The future value of assets will be impacted as previously deferred gains or losses are recognized.

         The discount rate that the Company utilizes for determining future pension obligations decreased to 6.50% in 2002 from 7.50% in 2001, based on management's evaluation of current yields on long-term yields on highly-rated bonds.

         Lowering the expected long-term rate of return on plan assets or the discount rate by .25% would not have had a significant impact on pension expense in 2002.

II. FINANCIAL CONDITION

Assets

         The Company's total assets increased to $318.8 million in 2002 from $304.9 million in 2001, representing an increase of 4.6%. Average total assets increased to $308.4 million in 2002 from $288.2 million in 2001, an increase of 7.0%. Average interest-earning assets increased to $291.6 in 2002 from $272.7 million in 2001, and remained at approximately 95% of total average assets.

Securities available for sale

The Company reported securities available for sale (at fair value) of $40.0 million and $38.2 million at 2002 and 2001, respectively, and average securities available for sale of $43.4 million in 2002 and $35.2 million in 2001. As a percentage of average assets, average securities were 14.07% in 2002, 12.2% in 2001 and 14.6% in 2000. As of December 31, 2002
and 2001, the Company did not classify any securities as trading or held to maturity. It is the general practice of management to hold securities until they are called or matured. But, by classifying securities in the available for sale category, management has the flexibility to sell the securities should the need arise. The available for sale portion of the portfolio includes mortgage-backed securities, U.S. Treasuries and municipals with an average life of 4 years, and average repricing term of 4 years, and an average tax-equivalent yield of 6.10% for the year ended December 31, 2002. Total available for sale securities consisted of the following: U.S. Treasuries and Agencies -- 9%; fixed-rate mortgage-backed securities and CMO's -- 40%; and fixed-rate tax-exempt municipal securities -- 51%.

        INVESTMENT PORTFOLIO

        The amortized cost and fair values of securities available for sale as of December 31, 2002 and 2001 are presented in Note 2 to the consolidated financial statements. The amortized cost of securities as of December 31, 2002, 2001, and 2000, is presented below (dollars in thousands):

                                                                  -------------------------------------------
                                                                     2002             2001             2000
                                                                  -------------------------------------------
        Securities available for sale:
          U.S. Treasury & agency obligations                       $ 3,556          $ 2,515          $ 3,494
          Obligations of states and political subdivisions          19,476            8,588            9,298
          Mortgage-backed securities                                15,564           26,320           24,588
                                                                  -------------------------------------------

        Total securities available for sale                        $38,596          $37,423          $37,380

        Federal Home Loan Bank stock                                 2,028            1,937            1,812

        Federal Reserve Bank stock                                     120              120              120
                                                                  -------------------------------------------
          Total securities                                         $40,744          $39,480          $39,312
                                                                  ===========================================

INVESTMENT PORTFOLIO MATURITIES

             The maturity distribution and weighted average interest rates of securities available for sale as of December 31, 2002, are as follows (dollars in thousands):


                                Less                                                                       Total
                                than 1               1 to 5          5 to 10             Over 10         Amortized             Fair
                                 Year                 Years           Years              Years              Cost               Value
                                ----------------------------------------------------------------------------------------------------
                                          Wtd                 Wtd                 Wtd             Wtd                 Wtd
                                           Ave                Ave                 Ave              Ave                Ave
                                 Amount   Yield      Amount  Yield   Amount      Yield   Amount   Yield    Amount    Yield    Amount
                                ----------------------------------------------------------------------------------------------------
Securities available for sale:
  U.S. Treasury and agency
    obligations                 $ 1,001    1.62%    $ 2,055   1.78%   $    --      --%     $ 500    5.79%   3,556    2.30%   $ 3,606
  Obligations of states and
    political sub                 1,291    5.20%      5,596   8.23     12,589    8.55%     $  --     --%   19,476    7.71%    20,276
  Mortgage-backed securities      8,027    5.01%      7,537   5.98         --                 --     --%   15,564    5.46%    16,130
                                ----------------------------------------------------------------------------------------------------
Total securities available for
  sale                          $10,319             $15,188           $12,589              $ 500          $38,596            $40,012
                                ====================================================================================================

         The calculations of the weighted average interest rates for each maturity category are based on yield weighted by the respective costs of the securities. The weighted average rates on states and political subdivisions are computed on a taxable equivalent basis using a 34% tax rate. For purposes of the above presentation, maturities of U.S. Treasury and agency obligations and obligations of states and political subdivisions are based on average life or earliest call date; mortgage-backed securities are based on estimated maturities.

         Excluding those holdings of U.S. Treasury securities and other agencies of the U.S. Government, the Company did not hold any securities of any one issuer that exceeded 10% of the shareholders' equity of the Company at December 31, 2002.

Loans

         The Company reported total loans of $248.2 million and $223.7 million at 2002 and 2001, respectively. As a percentage of average assets, average loans were 77.1% in 2002, and 78.8% in 2001.

         The table below shows the Company's loans outstanding at period-end by type of loan. The portfolio composition has remained relatively consistent during the three years ended December 31, 2002. Commercial and industrial loans totaled $25.8 million in 2002, representing an increase from $24.1 million in 2001, and $22.9 million in 2000. The increase was primarily a result of increased origination of working capital and equipment loans. Residential real estate loans increased $2.5 million to $99.7 million in 2002 from $97.1 million in 2001 due to the increased demand by the Company's customers for home equity loans.

         For interest rate risk management purposes commencing in 2000, the Company started selling the majority of fixed-rate residential real estate loans originated, while holding the adjustable-rate loans in the portfolio. The Company recognizes a gain on sale of loans based on the premium received from the sale of loans to an independent party. The Company did not have any loans held for sale at December 31, 2002 and 2001. At December 31, 2002, the Company serviced approximately $2.3 million of mortgage loans previously sold, for the benefit of others. The servicing asset and the related servicing fees generated from serviced loans are not material to the Company's financial statements.

         The Company has experienced an increase in commercial lending, both real estate and industrial, because of the movement of the Company into new markets. The Company focused its commercial lending on small- to medium-sized companies in its market area, most of which are companies with long established track records. The Company expects to continue to grow in the real estate and commercial portfolios. At December 31, 2002, the Company serviced approximately $3.8 million of commercial loans previously sold, for the benefit of others.

         The Company will also continue to focus on agriculture lending and continue to use the Farm Service Agency (FSA) Guarantee Program which will guarantee up to 90% of the loan to qualified borrowers and therefore limits the Company's loss exposure while servicing the agricultural industry.

         Installment loans as a percentage of total loans outstanding has remained relatively consistent between 2002, 2001, and 2000.

LOAN PORTFOLIO

         The following table displays the loan portfolio composition at December 31 for each respective year (dollars in thousands).

                                     % of                   % of                  % of                 % of                  % of
                          2002       Total       2001       Total      2000       Total      1999      Total      1998      Total
                          ----------------------------------------------------------------------------------------------------------
Commercial and industrial $ 25,759      10.4%    $ 24,126     10.8%    $ 22,918     10.3%   $ 19,479     10.4%   $ 13,363       7.9%
Commercial real estate      53,104      21.4%      41,917     18.7%      39,247     17.7%     33,784     18.1%     29,040      17.3%
Agricultural                41,106      16.5%      34,313     15.3%      34,316     15.5%     30,511     16.3%     31,049      18.5%
Residential real estate     99,728      40.2%      97,115     43.4%      99,242     44.6%     81,677     43.7%     75,045      44.6%
Installment                 27,122      10.9%      24,995     11.2%      24,681     11.1%     20,813     11.2%     19,440      11.6%
Other                        1,493       0.6%       1,267      0.6%       1,857      0.8%        499      0.3%        226       0.1%
                          ----------------------------------------------------------------------------------------------------------
Total loans               $248,312     100.0%    $223,733    100.0%    $222,261    100.0%   $186,763    100.0%   $168,163     100.0%
Less:
Net deferred loan              (42)                    (6)                  110                  105                   53
origination fees/costs
Allowance for loan losses   (2,106)                (1,960)               (1,911)              (1,905)              (1,911)
                          ----------------------------------------------------------------------------------------------------------
Net loans                 $246,164               $221,767              $220,460             $184,963             $166,305
                          ==========================================================================================================


The following tables show the Company's loan maturities and composition of fixed and adjustable rate loans at December 31, 2002 (in thousands).


                                    Less than 1 Year         1 - 5 Years            Over 5 Years            Total
                                    ----------------------------------------------------------------------------------
Commercial real estate                  $  8,837               $  5,802               $ 38,465               $ 53,104
Commercial and industrial                 12,899                  7,519                  5,361                 25,779
Agricultural                              12,298                  7,760                 21,048                 41,106
Residential real estate                    6,416                  5,111                 88,083                 99,610
Installment                                2,081                 21,762                  3,335                 27,178
Other                                        891                    516                     86                  1,493
                                    ----------------------------------------------------------------------------------
Total                                   $ 43,422               $ 48,470               $156,378               $248,270
                                    ==================================================================================


                                                          Predetermined            Floating or
                                                                  Rates       Adjustable Rates            Total
                                                          -----------------------------------------------------
Commercial and industrial                                       $10,582                $15,197          $25,779
Commercial real estate                                           12,827                 40.277           53,104
Agricultural                                                     11,820                 29,286           41,106
Residential real estate                                          13,371                 86,239           99,610
Installment                                                      26,755                    423           27,178
Other                                                               999                    494            1,493

                                                          -----------------------------------------------------
Total                                                           $76,354               $171,916         $248,270
                                                          =====================================================

Allowance for Loan Losses

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

Provisions for loan losses are based on management's review of the historical loan loss experience and such factors which, in management's judgment, deserve consideration under existing economic conditions in estimating probable loan losses. The allowance is based on ongoing assessments of the probable estimated losses inherent in the loan portfolio. The Company's methodology for assessing the appropriate allowance level consists of several key elements, described below.

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

            A portion of the allowance is not allocated to any particular loan type and is maintained in recognition of the inherent inability to precisely determine the loss potential in any particular loan or pool of loans. Among the factors used by management in determining the unallocated portion of the allowance are current economic conditions, trends in the Company's loan portfolio delinquency, losses and recoveries, level of underperforming and nonperforming loans, and concentrations of loans in any one industry.

            The Company has not substantively changed any aspect of its overall approach in the determination of the allowance for loan losses during 2002. There have been no material changes in assumptions or estimation techniques as compared to prior years that impacted the determination of the current year allowance.

         Real estate acquired, or deemed acquired, by the Company as a result of foreclosure proceedings is classified as other real estate owned ("OREO") until it is sold. Interest accrual, if any, ceases no later than the date of acquisition of the real estate, and all costs incurred from such date in maintaining the property are expensed. OREO is recorded by the Company at the lower of cost or fair value less estimated costs of disposal, and any write-down resulting there from is charged to the allowance for loan losses. When the foreclosed property is sold, the difference between proceeds received on OREO and the recorded value is recognized in current earnings.

         As discussed above, the allowance is maintained at a level necessary to absorb probable losses in the portfolio. Management's determination of the adequacy of the reserve is based on reviews of specific loans, loan loss experience, general economic conditions and other pertinent factors. If, as a result of charge-offs or increases in risk characteristics of the loan portfolio, the reserve is below the level considered by management to be adequate to absorb probable loan losses, the provision for loan losses is increased.

         The allowance for loan losses was 0.85% of total loans as of December 31, 2002, a decrease from 0.88% at the end of 2001. As a percentage of total loans, the allowance has declined from the 1.14% level in 1998, primarily as a result of credit quality and declining net charge-offs. In 2002, the Company experienced net charge-offs of $290,000, or 0.12% of average loans, compared to net charge-offs of $128,000 (0.06%) in 2001 and $171,000 (0.08%) in 2000. The
Company recorded a provision for loan losses of $436,000, $177,000 and $177,000 in 2002, 2001, and 2000, respectively. As a percentage of the provision for loan losses, net charge-offs were 66.5%, 72.3%, and 96.6% in 2002, 2001, and 2000, respectively.

         The amount of nonaccrual loans increased to $476,000 in 2002 from $383,000 in 2001. As a percentage of total loans, nonaccrual loans represented ..19% in 2002 and .17% in 2001. The Company would have reported additional interest income of approximately $79,000, $49,000 and $30,000 in 2002, 2001 and 2000, respectively, if nonaccrual loans had been accruing interest. Interest income from nonaccrual loans of approximately $2,000 has been included in net income in each of the years ended 2002, 2001 and 1999. Nonaccrual loans at December 31, 2002 consisted of 17 relationships. Nonaccrual loans are expected to be resolved through payments or through liquidation of collateral in the normal course of business. Management estimates losses from these nonaccrual loans to be approximately $64,000, which has been included in the allowance for loan losses.

         The category of accruing loans which are past due 90 days or more decreased at December 31, 2002 to $1,133,000 as compared to $1,649,000 at December 31, 2001. As a percentage of total loans, loans past due 90 days and still accruing interest represented 0.46% in 2002 and 0.74% in 2001. Management has analyzed these credits as to the borrower's current circumstances, value of the security pledged and the likely ultimate disposition of these loans. In management's opinion, appropriate specific reserves have been allocated to absorb any probable loss and these accounts are expected to be resolved through payments or liquidation of collateral in the normal course of business. The $1,133,000 of delinquent loans is represented by 40 accounts as follows:

o 13 residential real estate accounts with outstanding balances of $613,000 of which $33,000 has been included as a specific reserve in the allowance for loan losses;
o 5 commercial loan accounts with outstanding balances of $242,000 of which $41,000 has been specifically reserved;
o 21 consumer installment loans with outstanding balances of $128,000 of which $31,000 has been specifically reserved;
o 1 dealer floor plan agreement with outstanding balance of $150,000 with $18,000 specifically reserved.

As a percentage of the allowance for loan losses, total nonaccrual loans and loans past due 90 days or more were 76.4% in 2002 and 103.7% in 2001.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

         Activity in the allowance for loan losses for the years ended December 31 are as follows (in thousands).

                                                    2002          2001          2000           1999          1998
                                                ---------------------------------------------------------------------
Balance, beginning of period                     $  1,960        $  1,911       $  1,905       $  1,911     $  1,731
Loans charged-off:
  Commercial and industrial                            44              34             42             31           31
  Commercial real estate                                0            --             --             --           --
  Agricultural                                         67            --             --             --           --
  Residential real estate                              91               9           --                5         --
  Installment                                         154             139            161            123          168
                                                   ------------------------------------------------------------------------
Total charge-offs                                     356             182            203            159          199
Recoveries of loans previously charged-off:
  Commercial and industrial                            22               3              5              1         --
  Commercial real estate                                0            --             --             --           --
  Agricultural                                          0            --             --             --           --
  Residential real estate                               0               5           --             --           --
  Installment                                          44              46             27             22           64
                                                ---------------------------------------------------------------------
Total recoveries                                       66              54             32             23           64
Net charge-offs                                       290             128            171            136          135
Provision for loan losses                             436             177            177            130          315
                                                ---------------------------------------------------------------------
Balance, end of period                           $  2,106        $  1,960       $  1,911       $  1,905     $  1,911
                                                =====================================================================
Allowance to loans, end of year                      0.85%           0.88%          0.86%          1.02%        1.14%
Ratio of net charge-offs to average loans            0.12%           0.06%          0.08%          0.08%        0.09%
outstanding
Loan balance, end of year                        $248,270        $223,727       $222,371       $186,868     $168,216
Total average loans                              $237,788        $227,150       $210,325       $176,738     $157,838

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

         The following table indicates the portion of the loan loss reserve management has allocated to each loan type at December 31 (in thousands).

                                                     2002              2001             2000           1999           1998
                                                   ------------------------------------------------------------------------
Commercial and industrial                            $371              $315             $271           $197           $235
Commercial real estate                                276               648              603            743            544
Agricultural                                          676               274              255            295            261
Residential real estate                               402               334              311            383            280
Installment                                           284               283              248            254            552
Other                                                   -                10               16              5             20
Unallocated                                            97                96              207             28             19
                                                   ------------------------------------------------------------------------
Balance, end of year                               $2,106            $1,960           $1,911         $1,905         $1,911
                                                   ========================================================================

NONPERFORMING ASSETS

         The following table represents the total of nonaccrual loans and loans 90 days past due and accruing interest at December 31 (in thousands).

                                                     2002              2001             2000           1999           1998
                                                   ------------------------------------------------------------------------
Loans accounted for on nonaccrual basis            $  476            $  383             $319           $244           $ 60
Accruing loans which are past due 90 days           1,133             1,649              668            442            521
or more
Restructured loans                                  --                --                  --            --             --
                                                   ------------------------------------------------------------------------
Total                                              $1,609            $2,032             $987           $686           $581
                                                   ========================================================================

Deposits

         Deposits have traditionally been the primary source of the Company's funds for use in lending and other investment activities. In addition to deposits, the Company derives funds from interest payments and principal repayments on loans and income on earning assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate more in response to general interest rates and money market conditions.

         Deposits are attracted principally from within the Company's market area through the offering of numerous deposit instruments, including checking accounts, regular passbook savings accounts, NOW accounts, money market deposit accounts, term certificate accounts and individual retirement accounts ("IRAs"). Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by the Company's management based on the Company's liquidity requirements, growth goals and market trends.

         The table below presents a summary of period end deposit balances. The composition of deposit categories has remained relatively consistent as a percentage of total deposits throughout the three-year period ended December 31, 2002. As a percentage of total deposits, interest-bearing demand accounts have increased slightly to 24% in 2002 from 22% in 2001, while certificates of deposits (less than

$100,000) have decreased to 40% in 2002 from 44% in 2001. This shift was caused by the lower rate environment in 2002 and a slightly less aggressive marketing strategy. Savings accounts continue to remain consistent in each year as a percentage of deposits, and money market accounts have increased to 6% in 2002 from 3% in 2001 and 2000. Certificates of deposit $100,000 and over are primarily short-term public funds. Balances of such large certificates fluctuate depending on the Company's pricing strategy and funding needs at any particular time and were comparable as a percentage of total deposits in 2002 and 2001.

         Interest rates, maturity terms, service fees, and withdrawal penalties for the various types of accounts are established periodically by management based on the Company's liquidity requirements, growth goals and market trends. The amount of deposits currently from outside the Company's market area is not significant.

DEPOSIT COMPOSITION

         The following table indicates the total deposits by type at December 31 (dollars in thousands):

                                         2002            Percent    2001          Percent    2000         Percent
                                                            of                      of                        of
                                        Amount            Total    Amount          Total     Amount         Total
------------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand deposits    $ 30,195            11%    $ 31,220           12%    $ 26,065        11%
Interest-bearing demand deposits         63,755            24%      59,012           22%      46,207        20%
Money market deposits                    16,150             6%       8,618            3%       7,505         3%
Savings                                  21,852             9%      18,350            7%      15,871         7%
Time deposits greater than $100          27,296            10%      30,618           12%      29,367        12%
Other time deposits                     103,468            40%     114,790           44%     111,031        47%
                                       ------------------------------------------------------------------------

Total                                  $262,716                   $262,608          100%    $236,046       100%
                                       ========================================================================


         The following table indicates the average amount of and the average rate paid on deposit categories which exceeded 10% of average total deposits at December 31 (in thousands):

                                               2002                               2001                       2000

                                              Amount            Rate             Amount         Rate        Amount         Rate
                                          ---------------------------------------------------------------------------------------
Noninterest-bearing demand deposits         $ 28,960                           $ 25,398           --        $ 24,993         --
Interest-bearing demand deposits              68,787           2.00%             57,938         2.82%         52,602        2.93%
  including money market deposits
Time deposits greater than $100               27,798           3.61%             31,690         5.33%         30,752        5.56%
Other time deposits                          107,565           3.88%            114,803         5.69%        106,412        5.90%
                                          ---------------------------------------------------------------------------------------
                                            $233,110                           $229,829                     $214,759
                                          =======================================================================================

MATURITIES OF TIME DEPOSITS GREATER THAN $100,000

         The following table indicates the amount of the Company's time deposits greater than $100,000 by time remaining until maturity as of December 31, 2002(dollars in thousands):

Three months or less                                               $ 4,972
Over three through 6 months                                          5,945
Over six through 12 months                                           8,972
Over 12 through 60 months                                            7,407
Over 60 months                                                          --
                                                               -----------
Total                                                              $27,296
                                                               ===========

Other Borrowings

         Periodically, the Company will borrow long term money from the Federal Home Loan Bank (FHLB) as a way to provide funding for loan demand. At December 31, 2002, the Company had outstanding, $17.5 million of total borrowings from the FHLB with a weighted average cost of 5.0%. Borrowings of $7 million consist of three fixed-rate notes with maturities in 2008 and 2010. At the option of the FHLB, these notes can be converted at certain dates to instruments that adjust quarterly at the three-month LIBOR rate. The note amount and nearest optional conversion dates at December 31, 2002, are $3 million in March 2003; $1 million in April 2003; and $3 million in March 2003 if the three month LIBOR reaches 8%. The Company borrowed a $500,000 amortizing note to match against a loan to earn a 2.55% spread. Additionally, the Company utilized a borrowing of $10 million, due in 2012, with a rate that can adjust quarterly if the three-month LIBOR reaches 7.75%. With the funds, the Company purchased $10 million in securities classified as available for sale with an average yield of 5% and call features ranging from 2011 to 2013, resulting in a net spread of 2.7%. on the borrowing.

Capital

         The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors and to the earnings and financial condition of the Company and applicable laws and regulations. The dividend payout ratio was increased to 37.7% in 2002 from 35.4% in 2001. At December 31, 2002 consolidated Tier 1 risk based capital was 13.9%, and total risk-based capital was 14.7%. The minimum Tier 1 and total risk-based capital ratios required by the Board of Governors of the Federal Reserve are 4% and 8%, respectively.

Liquidity

         Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. Community bank liquidity management currently involves the challenge of attracting deposits while maintaining positive loan growth at a reasonable interest rate spread. The loan to deposit ratio at December 31, 2002, was 94.5%, compared to 85.2% in 2001. Loans to total assets were 77.9% at the end of 2002, compared to 73.4% in 2001. The securities portfolio is available for sale and consists of securities that are readily marketable. Approximately 44% of the available for sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available for sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 90% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company also has both short- and long-term borrowings capacity available through FHLB with unused available credit of approximately $25.4 million as of December 31, 2002 The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth, if necessary. Generally, the Company uses short-term borrowings to fund overnight and short-term funding needs in the Company's balance sheet. Longer-term borrowings have been primarily used to fund mortgage-loan originations. This has occurred when FHLB longer-term rates are a more economical source of funding than traditional deposit gathering activities. Additionally, the Company occasionally uses FHLB borrowings to fund larger commercial loans.

Impact of Inflation, Changing Prices and Local Economic Conditions

         The majority of the Company's assets and liabilities are monetary in nature. Therefore, the Company differs greatly from most commercial and industrial companies that have significant investments in non-monetary assets, such as fixed assets and inventories. However, inflation does have an important impact on the growth of assets in the banking industry and on the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity to assets ratio. Inflation also affects other expenses, which tend to rise during periods of general inflation.

         Management believes the most significant impact on financial and operating results is the Company's ability to react to changes in interest rates. Management seeks to maintain an essentially balanced position between interest sensitive assets and liabilities in order to protect against the effects of wide interest rate fluctuations.

         The Company's success is dependent on the general economic conditions of the communities we serve. Unlike larger banks that are more geographically diversified, we provide financial and banking services primarily in south central Ohio. The economies of our markets are dependent to a significant extent on the agricultural industry. The economic conditions in these areas have a significant impact on loan demand, the ability of borrowers to repay these loans, and the value of the collateral securing these loans. A significant decline in general economic conditions, and in particular the agricultural industry, could affect these local economic conditions and could negatively impact the financial results of our banking operations. Factors influencing general conditions include inflation, recession, unemployment, and other factors beyond our control.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

III.     MARKET RISK MANAGEMENT

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

         The major source of the Company's interest rate risk is the difference in the maturity and repricing characteristics between the Company's core banking assets and liabilities -- loans and deposits. This difference, or mismatch, poses a risk to net interest income. Most significantly, the Company's core banking assets and liabilities are mismatched with respect to repricing frequency, maturity and/or index.

Most of the Company's commercial loans, for example, reprice rapidly in response to changes in short-term interest. In contrast, many of the Company's consumer deposits reprice slowly, if at all, in response to changes in market interest rates.

         The Company's Senior Management is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. The guidelines established by senior management are approved by the Company's Board of Directors. The primary goal of the asset/liability management function is to maximize net interest income within the interest rate risk limits set by approved guidelines. Techniques used include both interest rate gap management and simulation modeling that measures the effect of rate changes on net interest income and market value of equity under different rate scenarios. The interest rate gap analysis schedule quantifies the asset/liability static sensitivity as of December 31, 2002. As shown, the Company was asset-sensitive through 3 months, liability-sensitive 3 through 12 months, and asset-sensitive within the one- to five-year period. The cumulative gap as a percent of total assets through one year at the end of 2002 was 7.94%. The balances of transaction type NOW and MMDA accounts are scheduled to run off over their expected lives. Although the entire balance of these deposits is subject to repricing or withdrawal in a relatively short period of time, they have demonstrated over time to be a stable base of retail core deposits for the company. Also, their sensitivity to changes in interest rates is significantly less than some other deposits, such as certificates of deposits.

INTEREST RATE GAP ANALYSIS

         The following table displays the Company's interest rate gap analysis at December 31, 2002 (in thousands):

                                       ---------------------------------------------------------------------------------------------
                                                                       3-6            6-12
                                         Total       0-3 Months       Months         Months          1-5 Years      5+ Years
                                       ---------------------------------------------------------------------------------------------
Loans                                  $248,270      $ 72,133        $ 12,473        $ 24,946        $117,127      $ 21,591
Securities                               40,012         6,948           1,842           3,684          15,182        12,356
Short-term funds                          8,350         8,350            --              --              --            --
                                       ---------------------------------------------------------------------------------------------
Total earning assets                    296,632        87,431          14,315          28,630         132,309        33,947
                                       ---------------------------------------------------------------------------------------------
Interest-bearing deposits               101,757         1,796           1,796           3,593          28,742        65,830
Time deposits                           130,764        25,896          25,545          43,077          36,234            12
Short-term borrowings                     3,365         2,010           1,355            --              --            --
Long-term debt                           17,470          --              --              --              --          17,470
                                       ---------------------------------------------------------------------------------------------
Total interest-bearing liabilities      253,356        29,702          28,696          46,670          64,976        83,312
                                       ---------------------------------------------------------------------------------------------
Period gap                             $ 43,276      $ 57,729        $(14,381)       $(18,040)       $ 67,333      $(49,365)
Cumulative gap                             --        $ 57,729        $ 43,348        $ 25,308        $ 92,641      $ 43,276
Gap as a percentage of assets              --           18.11%          13.60%           7.94%          29.06%        13.57%

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

         The following table indicates the Company's interest rate-sensitive instruments and their repricing year and current average yield/(cost) for the periods ended December 31 (in thousands).

                                     ---------------------------------------------------------------------------------------------
                                                                                                   Later
                                      2003       2004          2005        2006         2007       Years        Total   Fair Value
                                     ---------------------------------------------------------------------------------------------
Fixed rate loans                     32,417     12,350        8,652        6,293        3,369      13,273      76,354     75,059
Average interest rate                  7.42%      8.13%        7.98%        7.66%        7.78%       7.64%

Adjustable rate loans                82,627     32,684       31,506       11,101       11,478       2,520     171,916    171,916
Average interest rate                   5.9%      7.36%        7.23%        7.68%        7.27%       8.31%

Securities(1)                        12,470     10,587        1,842        1,687        1,070      13,087      40,743     42,159
Average interest rate                  4.45%      5.10%        5.23%        5.55%        5.72%       5.16%

Interest-bearing time deposits       94,520     19,550       16,451          231         --            12     130,764    131,558
Average interest rate                  2.84%      3.80%        3.81%        3.43%        0.00%       4.72%

Interest-bearing demand deposits    101,757         --           --           --         --         --        101,757    101,757
Average interest rate                  1.41%        --           --           --         --         --

Short-term borrowings                 3,365         --           --           --         --         --          3,365      3,365
Average interest rate                  3.94%        --           --           --         --         --

Long-term debt                         --           --           --           --         --        17,470      17,470     21,932
Average interest rate                  --           --           --           --         --          5.00%



(1) For the purpose of this table, securities include FHLB Stock and FRB Stock

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Registrant's Financial Statements are attached hereto as an exhibit.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item is set forth in the Company's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders to be held April 22, 2003 under the sections captioned "ELECTION OF DIRECTORS AND VOTING PROCEDURES," "EXECUTIVE COMPENSATION AND RELATED ITEMS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE," and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item is set forth in the Company's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders to be held April 22, 2003 under the section captioned "EXECUTIVE COMPENSATION AND RELATED ITEMS," and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The information required by this item is set forth in the Company's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders to be held April 22, 2003 under the section captioned "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT," and is incorporated herein by reference.

         The Company currently has no securities authorized for issuance under equity compensation plans which would require the disclosures mandated by
Section 201(d) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is set forth in the Company's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders to be held April 22, 2003 under the section captioned "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS," and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES.

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



ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

A.       Annual Financial Statements

         Independent Auditors' Report
         Consolidated Balance Sheets,
                  December 31, 2002 and 2001
         Consolidated Statements of Income,
                  Years ended December 31, 2002, 2001 and 2000
         Consolidated Statements of Changes in Shareholders' Equity
                  Years ended December 31, 2002, 2001 and 2000 Consolidated Statements of Cash Flows,
                  Years ended December 31, 2002, 2001 and 2000 Notes to Consolidated Financial Statements,
                  December 31, 2002,  2001 and 2000

B.       Exhibits

         (3)      (I)      Articles of Incorporation, filed as Exhibit (3)(I) to
                           the Form 10 filed with the SEC on April 30, 2002 and incorporated herein by reference.
                  (II)     Code of Regulations, filed as Exhibit (3)(II) to the
                           Form 10 filed with the SEC on April 30, 2002 and incorporated herein by reference.

         (10)     Material Contracts:

                  10.1 The Merchants National Bank Defined Benefit Retirement Plan, filed as Exhibit 10.1 to the Form
                           10 filed with the SEC on April 30, 2002 and incorporated herein by reference.
                  10.2 The Merchants National Bank Profit Sharing and 401(k) Savings Retirement Plan and Trust, filed as Exhibit
                           10.2 to the Form 10 filed with the SEC on April 30, 2002 and incorporated herein by reference.
                           o   Defined Contribution Prototype Plan; and
                           o Non-Standardized 401(k) Savings Plan and Trust Prototype Plan Adoption Agreement
                  10.3 The Merchants National Bank Profit Sharing Bonus Plan, filed as Exhibit 10.3 to the Form 10 filed with the SEC on April 30, 2002 and incorporated herein by reference.
                  10.4 The Merchants National Bank of Hillsboro, Ohio Executive Investment Plan, filed as Exhibit 10.4 to the Form 10 filed with the SEC on April 30, 2002 and incorporated herein by reference.

                  10.5 The Merchants National Bank Directors' Deferred Compensation Plan, filed as Exhibit 10.5 to the Form 10 filed with the SEC on April 30, 2002 and incorporated herein by reference.

         (21) Subsidiaries of the Registrant, filed as Exhibit (21) to the Form 10 filed with the SEC on April 30, 2002 and incorporated herein by reference.

         (99.1) Certification of the Chief Executive and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act or 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Merchants Bancorp, Inc.
                                         -----------------------------------
                                                     (Registrant)

Date     March 28, 2003             By            /s/ Paul W. Pence, Jr.
     ------------------------            -----------------------------------
                                            Paul W. Pence, Jr., President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date     March 28, 2003                                  By            /s/ Paul W. Pence, Jr.
     -------------------------------                          --------------------------------------------
                                                                 Paul W. Pence, Jr.
                                                                 Principal Executive, Financial & Accounting
                                                                 Officer and Director

Date     March 28, 2003                                  By            /s/ Donald Fender, Jr.
     -------------------------------                          --------------------------------------------
                                                                 Donald Fender, Jr., Director

Date     March 28, 2003                                  By            /s/ Richard S. Carr
     -------------------------------                          --------------------------------------------
                                                                 Richard S. Carr, Director

Date     March 28, 2003                                  By            /s/ James R. Vanzant
     -------------------------------                          --------------------------------------------
                                                                 James R. Vanzant, Director

Date     March 28, 2003                                  By            /s/ Robert Hammond
     -------------------------------                          --------------------------------------------
                                                                 Robert Hammond, Director

Date     March 28, 2003                                  By            /s/ William Butler
     -------------------------------                          --------------------------------------------
                                                                 William Butler, Director

Date     March 28, 2003                                  By            /s/ Charles A. Davis
     -------------------------------                          --------------------------------------------
                                                                 Charles A. Davis, Director

Date     March 28, 2003                                  By            /s/ Jack Walker
     -------------------------------                          --------------------------------------------
                                                                 Jack Walker, Director

                                 CERTIFICATIONS


         I, Paul W. Pence, Jr., certify that:

         1. I have reviewed this annual report on Form 10-K of Merchants Bancorp, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date     March 28, 2003
         ------------------------------------------------------------------

By       /s/ Paul W. Pence, Jr.
         ------------------------------------------------------------------
         Paul W. Pence, Jr., Principal Executive Officer and Principal Financial Officer

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Merchants Bancorp, Inc.
Hillsboro, Ohio

We have audited the accompanying consolidated balance sheets of Merchants Bancorp, Inc. and subsidiary (the "Corporation") as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP
January 17, 2003
Cincinnati, Ohio

MERCHANTS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 and 2001 (IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

ASSETS                                                          2002         2001

CASH AND CASH EQUIVALENTS:
  Cash and due from banks                                    $  13,852    $  13,570
  Interest-bearing deposits in banks                                          4,618
  Federal funds sold                                             8,350       16,600
                                                             ---------    ---------
            Total cash and cash equivalents                     22,202       34,788
                                                             ---------    ---------

SECURITIES AVAILABLE FOR SALE
    (amortized cost of $38,596 and $37,423, respectively)       40,012       38,221
                                                             ---------    ---------

LOANS                                                          248,270      223,727
Less allowance for loan losses                                  (2,106)      (1,960)
                                                             ---------    ---------
            Net loans                                          246,164      221,767
                                                             ---------    ---------

OTHER ASSETS:
  Bank premises and equipment, net                               4,349        4,343
  Accrued interest receivable                                    3,088        2,957
  Deferred income taxes                                            111          137
  Other                                                          2,873        2,683
                                                             ---------    ---------
           Total other assets                                   10,421       10,120
                                                             ---------    ---------

TOTAL                                                        $ 318,799    $ 304,896
                                                             =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Deposits:
    Noninterest bearing                                      $  30,195    $  31,220
    Interest bearing                                           232,521      231,388
                                                             ---------    ---------
          Total deposits                                       262,716      262,608
                                                             ---------    ---------

  Repurchase agreements                                          3,365        1,424
  FHLB borrowings                                               17,470        8,993
  Other liabilities                                              1,740        1,639
                                                             ---------    ---------
          Total liabilities                                    285,291      274,664
                                                             ---------    ---------

SHAREHOLDERS' EQUITY:
  Common stock - no par value; 4,500,000 shares authorized
      and 3,000,000 shares issued and outstanding                2,000        2,000
  Surplus                                                        2,000        2,000
  Retained earnings                                             28,682       25,710
  Accumulated other comprehensive income                           826          522
                                                             ---------    ---------
          Total shareholders' equity                            33,508       30,232
                                                             ---------    ---------

TOTAL                                                        $ 318,799    $ 304,896
                                                             =========    =========

See notes to consolidated financial statements.

MERCHANTS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                      2002        2001        2000

INTEREST INCOME:
  Interest and fees on loans                                        $ 18,478    $ 20,001    $ 18,922
  Interest and dividends on securities:
    Taxable                                                            1,340       1,721       2,057
    Exempt from income taxes                                             929         501         524
  Interest on federal funds sold and other short-term investments        119         208         100
                                                                    --------    --------    --------
          Total interest income                                       20,866      22,431      21,603
                                                                    --------    --------    --------

INTEREST EXPENSE:
  Interest on deposits                                                 6,900      10,231       9,918
  Interest on repurchase agreements and federal funds purchased          112         116         129
  Interest on FHLB borrowings                                            882         446         348
                                                                    --------    --------    --------
          Total interest expense                                       7,894      10,793      10,395
                                                                    --------    --------    --------

NET INTEREST INCOME                                                   12,972      11,638      11,208

PROVISION FOR LOAN LOSSES                                               (436)       (177)       (177)
                                                                    --------    --------    --------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                     12,536      11,461      11,031
                                                                    --------    --------    --------

NONINTEREST INCOME:
  Service charges and fees                                             1,224       1,124         983
  Securities gains, net                                                  -           -             1
  Other                                                                  285         348         285
                                                                    --------    --------    --------
          Total noninterest income                                     1,509       1,472       1,269
                                                                    --------    --------    --------

NONINTEREST EXPENSE:
  Salaries and employee benefits                                       3,505       3,334       3,283
  Occupancy                                                            1,121       1,083         908
  Legal and professional services                                        576         323         226
  Franchise tax                                                          323         281         235
  Data processing                                                        282         253         209
  Advertising                                                            230         211         231
  Other                                                                1,073       1,091       1,039
                                                                    --------    --------    --------
          Total noninterest expense                                    7,110       6,576       6,131
                                                                    --------    --------    --------

INCOME BEFORE INCOME TAXES                                             6,935       6,357       6,169

INCOME TAXES                                                          (2,163)     (1,952)     (1,964)
                                                                    --------    --------    --------

NET INCOME                                                          $  4,772    $  4,405    $  4,205
                                                                    ========    ========    ========

BASIC AND DILUTED EARNINGS PER SHARE                                $   1.59    $   1.47    $   1.40
                                                                    ========    ========    ========

See notes to consolidated financial statements.

MERCHANTS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                                                            ACCUMULATED
                                                                                                               OTHER
                                                                       COMMON                  RETAINED    COMPREHENSIVE
                                                                       STOCK        SURPLUS    EARNINGS    INCOME (LOSS)     TOTAL
BALANCE, DECEMBER 31, 1999                                              $2,000        $2,000     $20,010       $(432)       $23,578
                                                                                                                            -------

COMPREHENSIVE INCOME:
  Net income                                                                                       4,205                      4,205
  Net change in unrealized gains on available for sale
    securities, net of income taxes of $350                                                                      681            681
                                                                                                                            -------
           Total comprehensive income                                                                                         4,886
                                                                                                                            -------
CASH DIVIDENDS DECLARED  ($0.45 PER SHARE)                                                        (1,350)                    (1,350)
                                                                        ------        ------     -------        ----        -------
BALANCE, DECEMBER 31, 2000                                               2,000         2,000      22,865         249         27,114

COMPREHENSIVE INCOME:
  Net income                                                                                       4,405                      4,405
  Net change in unrealized gains on available for sale
    securities, net of income taxes of $143                                                                      273            273
                                                                                                                            -------
           Total comprehensive income                                                                                         4,678
                                                                                                                            -------
CASH DIVIDENDS DECLARED  ($0.52 PER SHARE)                                                        (1,560)                    (1,560)
                                                                        ------        ------     -------        ----        -------
BALANCE, DECEMBER 31, 2001                                               2,000         2,000      25,710         522         30,232

COMPREHENSIVE INCOME:
  Net income                                                                                       4,772                      4,772
  Minimum pension liability adjustment, net of income taxes of $58                                              (108)          (108)
  Net change in unrealized gains on available for sale
    securities, net of income taxes of $206                                                                      412            412
                                                                                                                            -------
           Total comprehensive income                                                                                         5,076
                                                                                                                            -------
CASH DIVIDENDS DECLARED  ($0.60 PER SHARE)                                                        (1,800)                    (1,800)
                                                                        ------        ------     -------        ----        -------
BALANCE, DECEMBER 31, 2002                                              $2,000        $2,000     $28,682        $826        $33,508
                                                                        ======        ======     =======        ====        =======

See notes to consolidated financial statements.

MERCHANTS BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                          2002        2001        2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $  4,772    $  4,405    $  4,205
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                          890         633         486
      Provision for loan losses                                              436         177         177
      Gain on sale of mortgage loans                                        (134)       (178)        (21)
      Proceeds from sale of mortgage loans                                 8,755      16,007       1,665
      Mortgage loans originated for sale                                  (8,621)    (15,829)     (1,644)
      Deferred federal income taxes                                         (129)         (7)         48
      Changes in assets and liabilities:
        Accrued interest receivable                                         (131)        (56)       (427)
        Other assets                                                         (99)         34        (209)
        Accrued interest, taxes and other liabilities                        (58)       (248)        571
                                                                        --------    --------    --------
           Net cash provided by operating activities                       5,681       4,938       4,851
                                                                        --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales and maturities of securities available for sale     16,259       9,638       5,595
  Purchases of securities available for sale                             (17,663)     (9,690)     (3,461)
  Purchases of FHLB stock                                                    (91)       (125)       (127)
  Net increase in loans                                                  (24,833)     (1,484)    (35,674)
  Capital expenditures                                                      (665)       (544)       (712)
                                                                        --------    --------    --------
           Net cash used in investing activities                         (26,993)     (2,205)    (34,379)
                                                                        --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                   108      26,562      19,190
  Net (decrease) increase in repurchase agreements                         1,941        (463)        715
  Proceeds from FHLB borrowings                                           10,000       1,993       3,000
  Payments on FHLB borrowings                                             (1,523)
  Net federal funds purchased                                                         (4,800)      4,800
  Dividends paid                                                          (1,800)     (1,560)     (1,350)
                                                                        --------    --------    --------
           Net cash provided by financing activities                       8,726      21,732      26,355
                                                                        --------    --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                            (12,586)     24,465      (3,173)

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                       34,788      10,323      13,496
                                                                        --------    --------    --------
  End of year                                                           $ 22,202    $ 34,788    $ 10,323
                                                                        ========    ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for federal income taxes                    $  2,351    $  1,781    $  2,010
                                                                        ========    ========    ========

  Cash paid during the year for interest                                $  7,738    $ 10,916    $ 10,237
                                                                        ========    ========    ========

See notes to consolidated financial statements.

MERCHANTS BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

         The accounting and reporting policies of Merchants Bancorp, Inc. (the "Corporation") conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The significant estimates used by management include the allowance for loan losses, fair value of financial instruments, and pension obligations.

         DESCRIPTION OF BUSINESS--The Corporation is a bank holding company whose subsidiary, the Merchants National Bank (the "Bank"), provides a full range of banking services. Substantially all assets, liabilities, revenues, and expenses are related to banking operations, including lending, investing of funds, and obtaining of deposits and other financing. All of the Corporation's business offices and majority of its business activities are located in the Ohio Counties of Fayette, Highland, and Madison. The Corporation manages its business as one operating segment and reportable unit--community banking.

         The following is a summary of the Corporation's significant accounting policies:

         PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of Merchants Bancorp, Inc. and its wholly-owned subsidiary, the Merchants National Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

         CASH AND DUE FROM BANKS--The Corporation was required to maintain funds with the Federal Reserve Bank in accordance with regulatory reserve requirements of approximately $4,114,000 and $3,482,000 at December 31, 2002 and 2001, respectively.

         INVESTMENT SECURITIES-- Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires securities to be classified as held to maturity, available for sale or trading. Only those securities classified as held to maturity, which the Corporation intends and has the ability to hold until maturity, are reported at amortized cost. Available for sale and trading securities are reported at fair value with unrealized gains and losses included in shareholders' equity or income, respectively. All of the Corporation's investment securities are classified as available for sale at December 31, 2002 and 2001.

         Amortization of premiums and accretion of discounts are recorded as interest income using methods which approximate a level yield over the period to maturity. Gains and losses realized on sales of securities are computed using the adjusted cost of the specific securities sold.

         LOANS--Loans are reported at the carrying value of unpaid principal reduced by unearned interest, net deferred loan origination fees and an allowance for loan losses. Loan origination costs and fees on certain loans are deferred and the net amount is amortized as an adjustment of the related loan's yield over the estimated life of the loan.

         Income is recorded on the effective yield basis. Interest accrual is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Any loan greater than 90 days past due must be well secured and in the process of collection to continue accruing interest. Cash payments received on nonaccrual loans generally are applied against principal, and interest income is only recorded once principal recovery is reasonably assured. Loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain.

         A loan is considered impaired when it is probable the Corporation will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans are measured based on the loan's observable market price or the estimated fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

         The allowance for loan losses is established through a provision for loan losses charged to operating expense. Loan losses are charged against the allowance when management believes the loans are uncollectible. Subsequent recoveries, if any, are credited to the allowance.

         The Corporation maintains an allowance for loan losses to absorb probable loan losses inherent in the portfolio. The allowance for loan losses is maintained at a level management considers to be adequate to absorb probable loan losses inherent in the portfolio, based on evaluations of the collectibility and historical loss experience of loans. The allowance is based on ongoing assessments of the probable estimated losses inherent in the loan portfolio. The Corporation's methodology for assessing the appropriate allowance level consists of several key elements, as described below.

         Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and available legal options. Included in the review of individual loans are those that are impaired as provided in Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." As mentioned above, specific reserves for impaired loans are measured based on the fair value of the underlying collateral. The Corporation evaluates the collectibility of both principal and interest when assessing the need for a specific reserve. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations.

         Homogenous loans, such as consumer installment and residential mortgage loans, are not individually reviewed by management. Reserves are established for each pool of loans based on the expected net charge-offs. Loss rates are based on the average five-year net charge-off history by loan category.

         Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management's judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the local economy, trends in the nature and volume of loans (delinquencies, charge-offs, nonaccrual and problem loans), changes in the internal lending policies and credit standards, collection practices, and examination results from bank regulatory agencies and the Corporation's internal credit review function.

         A portion of the allowance is not allocated to any particular loan type and is maintained in recognition of the inherent inability to precisely determine the loss potential in any particular loan or pool of loans. Among the factors used by management in determining the unallocated portion of the allowance are current economic conditions, trends in the Corporation's loan portfolio delinquency, losses and recoveries, level of underperforming and nonperforming loans, and concentrations of loans in any one industry.

         The Corporation has not substantively changed any aspect of its overall approach in the determination of the allowance for loan losses. There have been no material changes in assumptions or estimation techniques as compared to prior years that impacted the determination of the current year allowance.

         BANK PREMISES AND EQUIPMENT--Bank premises and equipment are stated at cost, less accumulated depreciation computed using the straight-line method over their estimated useful lives, which range from five to twenty-five years.

         NONMARKETABLE SECURITIES--The Corporation's investments in the Federal Home Loan Bank and Federal Reserve Bank are carried at cost and included in other assets. The Corporation owned Federal Home Loan Bank and Federal Reserve Bank stock totaling $2,147,700 and $2,057,000 as of December 31, 2002 and 2001, respectively.

         OTHER REAL ESTATE OWNED--Real estate assets acquired through foreclosure are recorded at the lower of the recorded loan balance or fair value. Other real estate owned at December 31, 2002 and 2001 was $141,000 and $42,000, respectively, and is included in other assets.

         REVENUE RECOGNITION--Interest income on loans is based on the principal balance outstanding, with the exception of interest on certain installment loans which is computed using the sum-of-the-digits method (which approximates the interest yield method) over the lives of the loans

         INCOME TAXES--Deferred income taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for federal income tax purposes.

         EARNINGS PER SHARE--Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the year. For the years ending 2002, 2001, and 2000, the Corporation had three million shares issued and outstanding, restated in prior years for the 3-for-1 stock split in 2001. There were no common stock equivalents outstanding during the respective periods.

         STATEMENTS OF CASH FLOWS--Cash and cash equivalents is defined to include cash on-hand, noninterest and interest-bearing amounts due from other banks and federal funds sold. Generally, federal funds are sold for one day periods. The Corporation reports cash flow on a net basis for customer loan transactions and deposit transactions.

         NEW ACCOUNTING PRONOUNCEMENTS--ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS - In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which was required to be adopted January 1, 2002. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and combines the two accounting models into a single model based on the framework established in SFAS No. 121. Effects of adopting SFAS No. 144 on January 1, 2002 have had no material impact on the Corporation's earnings and financial position.

         RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS - In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which is required to be adopted January 1, 2003. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates Statement 4 and, thus, the exception to applying APB Opinion No. 30 to all gains and losses related to extinguishments of debt (other than extinguishments of debt to satisfy sinking-fund requirements--the exception to application of Statement 4 noted in SFAS No. 64). As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. Applying the provisions of Opinion 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. SFAS No. 145 also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Management has determined that the adoption of this Statement will have no material effect on the Corporation's financial position, results of operations, or cash flows.

         ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES - In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is required to be adopted January 1, 2003. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Management has determined that the adoption of this Statement will have no material effect on the Corporation's financial position, results of operations, or cash flows.

         ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS - SFAS No. 147, Acquisitions of Certain Financial Institutions, was issued in October 2002. This statement clarifies that, if certain criteria are met, an acquisition of a less-than-whole financial institution (such as a branch acquisition) should be accounted for as a business combination. SFAS No. 147 states that, in such instances, the excess of the fair value of liabilities assumed over the value of tangible and identifiable intangible assets acquired represents goodwill. Prior to SFAS No. 147, such excesses were classified as an unidentifiable intangible asset subject to continuing amortization under SFAS No. 142. As a result of SFAS No. 147, entities are required to reclassify and restate both the goodwill asset and amortization expense as of the date SFAS No. 142 was adopted. In addition, SFAS No. 147 amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets. As a result, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used by a company. SFAS No. 147 is effective October 1, 2002 and is not expected to have a material impact on the Corporation's financial statements.

         ACCOUNTING FOR STOCK-BASED COMPENSATION--TRANSITION AND DISCLOSURE - In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and

         Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Corporation does not have any outstanding stock options or stock option plans at December 31, 2002 and 2001.

         GUARANTOR'S ACCOUNTING FOR GUARANTEES--In December 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Interpretation No. 45 requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. This interpretation is applicable on a prospective basis to guarantees issued or modified after December 31, 2002. While the Corporation has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees would only result in immaterial increases in future costs, but do not represent significant commitments or contingent liabilities of the indebtedness of others.

         CONSOLIDATION OF VARIABLE INTEREST ENTITIES--In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation No. 46 requires companies with a variable interest in a variable interest entity to apply this guidance to that entity after June 15, 2003 for existing interests and immediately for new interests. The Corporation does not have any variable interest entities. Management has determined that adoption will not have a material impact on the Corporation's financial statements.

         RECLASSIFICATIONS--The Corporation has reclassified certain prior year amounts to conform to the 2002 presentation.

2.       SECURITIES

         The following tables provide information related to securities available for sale as of December 31, (in thousands):


                                                                              2002
                                                      ----------------------------------------------------
                                                      AMORTIZED     UNREALIZED    UNREALIZED       FAIR
                                                        COST          GAINS         LOSSES         VALUE
United States Government and agency
  obligations                                          $ 3,556       $    50       $              $ 3,606
Obligations of states and political subdivisions        19,476           824           (24)        20,276
Mortgage-backed securities                              15,564           569            (3)        16,130
                                                       -------       -------       -------        -------
Total                                                  $38,596       $ 1,443       $   (27)       $40,012
                                                       =======       =======       =======        =======

                                                                              2001
                                                      ----------------------------------------------------
                                                      AMORTIZED     UNREALIZED    UNREALIZED        FAIR
                                                         COST          GAINS        LOSSES          VALUE
United States Government and agency
  obligations                                          $ 2,515       $    44       $    (1)       $ 2,558
Obligations of states and political subdivisions         8,588           420           (12)         8,996
Mortgage-backed securities                              26,320           380           (33)        26,667
                                                       -------       -------       -------        -------
Total                                                  $37,423       $   844       $   (46)       $38,221
                                                       =======       =======       =======        =======

         The book value and approximate fair value of securities at December 31, 2002 by contractual maturity, are shown below (in thousands). Actual maturities may differ from contractual maturities when there exists a right to call or prepay obligations.

                                          AMORTIZED       FAIR
                                           COST          VALUE

         Less than 1 year                 $ 1,352       $ 1,365
         1 to 5 years                       5,070         5,270
         6 to 10 years                        443           456
         Over 10 years                     16,167        16,791
         Mortgage-backed securities        15,564        16,130
                                          -------       -------
         Total                            $38,596       $40,012
                                          =======       =======

         Management reviews the securities portfolio on a quarterly basis to determine whether any securities have been impaired. As of December 31, 2002 and 2001, the securities portfolio did not include any securities with other-than-temporary impairments.

         The Corporation did not sell any securities in 2002 or 2001. The Corporation recognized gross gains of $2,000 and gross losses of $1,000 from the sale of securities in 2000.

         At December 31, 2002 and 2001, securities with amortized cost of approximately $17,197,000 and $21,136,000, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

3.       LOANS

         Loans at December 31, 2002 and 2001 were as follows (in thousands):

                                                  2002            2001
         Commercial real estate                $ 53,104        $ 41,917
         Commercial and industrial               25,779          24,088
         Agricultural                            41,106          34,313
         Residential real estate                 99,610          97,182
         Installment                             27,178          24,960
         Other                                    1,493           1,267
                                               --------        --------
                    Total                       248,270         223,727
         Less allowance for loan losses          (2,106)         (1,960)
                                               --------        -------
                                               $246,164        $221,767
                                               ========        ========

         At December 31, 2002 and 2001, the recorded investment in loans considered to be impaired was approximately $4,031,000 and $4,133,000, of which $476,000 and $383,000 were on a nonaccrual basis, respectively. Specific reserves for credit losses allocated to these loans were $664,000 and $235,000 at December 31, 2002 and 2001, respectively. The average investment in impaired loans for 2002, 2001, and 2000 was $2,132,000, $2,625,000, and $2,094,000, respectively.
         Interest income recognized from cash payments on impaired loans was $11,000, $133,000, and $122,000 for 2002, 2001, and 2000, respectively.

         Total loans serviced by the Bank for the benefit of others at December 31, 2002 and 2001 were approximately $6,103,000 and $3,217,000, respectively.

4.       ALLOWANCE FOR LOAN LOSSES

         Activity in the allowance for loan losses was as follows (in thousands):

                                                2002        2001        2000
Balance, January 1                            $ 1,960     $ 1,911     $ 1,905
Provision for loan losses                         436         177         177
Loans charged-off                                (356)       (182)       (203)
Recoveries of loans previously charged-off         66          54          32
                                              -------     -------     -------
Balance, December 31                          $ 2,106     $ 1,960     $ 1,911
                                              =======     =======     =======


5.       BANK PREMISES AND EQUIPMENT

         Bank premises and equipment at December 31, 2002 and 2001 consisted of the following (in thousands):

                                                   2002         2001

              Land                                $   735     $   735
              Buildings and improvements            4,266       3,923
              Furniture and equipment               4,580       4,258
                                                  -------     -------
                         Total                      9,581       8,916
              Less accumulated depreciation        (5,232)     (4,573)
                                                  -------     -------
              bank premises and equipment, net    $ 4,349     $ 4,343
                                                  =======     =======


         Depreciation expense was $659,000, $633,000, and $486,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

6.       DEPOSITS

         Major classifications of deposits are categorized as follows (in thousands):

                                                        2002        2001

              Noninterest-bearing deposits          $ 30,195    $ 31,220
              Savings and interest checking          101,757      85,980
              Certificates of deposits > $100,000     27,296      30,618
              Other time deposits                    103,468     114,790
                                                    --------    --------
              Total                                 $262,716    $262,608
                                                    ========    ========


         Maturities of certificates of deposit for each of the next five years are as follows (in thousands):

                                                    AMOUNT

                    2003                          $ 94,520
                    2004                            19,550
                    2005                            16,451
                    2006                               231
                    2007                                12
                                                  --------
                    Total                         $130,764
                                                  ========


7.       FHLB BORROWINGS

         All stock in the Federal Home Loan Bank ("FHLB") with a carrying value of $2,027,000 and first mortgage residential loans with an unpaid principal balance of $43,837,000, which equals at least 135% of the amount borrowed, are pledged as collateral on FHLB borrowings. Maturities and interest rates at December 31, 2002 are as follows (in thousands):

                                                                  INTEREST
            MATURITY                                  RATE         AMOUNT

            April 10, 2008                           5.39 %        $ 1,000
            September 25, 2008                       4.78 %          3,000
            March 15, 2010                           6.26 %          3,000
            September 1, 2011                        5.23 %            470
            January 9, 2012                          4.64 %         10,000
                                                                   -------
            Total                                                  $17,470
                                                                   =======


         The interest rate on the advances maturing on April 10, 2008, September 25, 2008, and March 15, 2010 are fixed for three years. On a quarterly basis, the FHLB may convert, at its option, the fixed rate to one that varies with the three month LIBOR. This advance may be prepaid at anytime, subject to the terms of the agreement.

         In addition to the FHLB borrowings, the Corporation has an outstanding standby letter of credit available with the FHLB totaling $15,000,000 at December 31, 2002 and 2001.

8.       FEDERAL INCOME TAXES

         Federal income taxes consisted of the following (in thousands):

                                            2002        2001       2000

        Currently payable                 $ 2,292     $ 1,959     $ 1,916
        Deferred provision (benefit)         (129)         (7)         48
                                          -------     -------     -------
        Total                             $ 2,163     $ 1,952     $ 1,964
                                          =======     =======     =======

         A reconciliation of the Corporation's statutory income tax rate to the effective rate at December 31 follows:

                                                  2002       2001      2000

            Statutory tax rate                    34.0 %     34.0 %    34.0 %
            Decrease from tax-exempt interest     (4.1)%     (2.3)%    (2.5)%
            Other, net                             1.3 %     (1.0)%     0.3 %
                                                ------     ------    ------
            Effective tax rate                    31.2 %     30.7 %    31.8 %
                                                ======     ======    ======


         Deferred income taxes are provided for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (primarily the allowance for loan losses and unrealized gains/losses on securities available for sale).

         The tax effects of significant items comprising the Corporation's deferred tax assets (liabilities) at December 31, are as follows (in thousands):

                                                   2002       2001
            Unrealized gains on securities
              available for sale                  $(482)     $(271)
            Allowance for loan losses               624        574
            Other, net                              (31)      (166)
                                                  -----      -----

            Net deferred tax asset                $ 111      $ 137
                                                  =====      =====


9.       EMPLOYEE BENEFIT PLANS

         The Corporation provides defined pension benefits to substantially all eligible employees. Benefits are based on years of service and earnings in the highest five consecutive calendar years preceding retirement or a monthly amount if employed less than five years. The Plan is funded in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

         The details of net periodic pension cost included in personnel expense in the accompanying consolidated statements of income for the years ended December 31, 2002, 2001 and 2000 are as follows (in thousands):

                                                   2002      2001      2000
Economic assumptions:
  Discount rate                                   6.50 %     7.50 %     7.50 %
  Return on assets                                7.50 %     7.50 %     7.50 %
  Salary increases                                4.00 %     4.00 %     4.00 %

Service cost                                      $ 111      $ 107      $  96
Interest cost on projected benefit obligation       100        105         93
Expected return on plan assets                      (73)       (98)       (95)
Net amortization and deferral                         7         (4)        (4)
                                                  -----      -----      -----
Net periodic pension cost                         $ 145      $ 110      $  90
                                                  =====      =====      =====



    A summary of the Plan's funded status at December 31 is as follows (in thousands):


                                                         2002         2001

Projected benefit obligation at beginning of year     $ 1,306      $ 1,429
Service cost                                              111          107
Interest cost                                             100          105
Actuarial (gain)/loss                                     367          (24)
Benefits paid during year                                  (1)        (311)
                                                      -------      -------
Projected benefit obligation at end of year             1,883        1,306
                                                      -------      -------

Fair value of plan assets at beginning of year          1,004        1,323
Actual return on assets                                  (185)        (145)
Employer contributions                                    168          137
Benefits paid                                              (1)        (311)
                                                      -------      -------
Fair value of plan assets at end of year                  986        1,004
                                                      -------      -------
Funded status - underfunded                               897          302
Unrecognized transition obligation                         15           17
Unrecognized prior service cost                            16           17
Minimum pension liability                                 162
Unrecognized net gain (loss)                             (908)        (292)
                                                      -------      -------
Accrued pension cost                                  $   182      $    44
                                                      =======      =======




         The above accrued pension cost is included in "Accrued interest, taxes and other liabilities" in the accompanying consolidated balance sheets. Unrecognized prior service cost and net gain (loss) is amortized over the average future service lives of plan participants (18 years).

         For the Corporation's defined benefit plan, with an accumulated benefit obligation exceeding assets, the total projected benefit obligation, accumulated benefit obligation and fair value of plan assets were approximately $1,883,000, $1,169,000, and $986,000, respectively as of December 31, 2002, and $1,306,000, $757,000, and $1,004,000,
         respectively as of December 31, 2001. At

         December 31, 2002, an additional minimum pension liability was recorded as a reduction to shareholders' equity in an amount of $108,000, net of $58,000 of tax benefit.

         The Corporation has entered into supplemental deferred compensation agreements with certain executives of the Corporation under an Executive Investment Plan. Total expense related to this plan was approximately $25,000, $16,000, and $37,000 in 2002, 2001, and 2000,
         respectively. As of December 31, 2002 and 2001, the amounts payable under this plan were approximately $188,000 and $179,000, respectively.

         The Corporation has a defined contribution 401(k) plan covering substantially all eligible employees. The Corporation made contributions of $36,000, $32,000 and $30,000 for 2002, 2001 and 2000,
         respectively.

10.      COMMITMENTS AND CONTINGENT LIABILITIES

         In the normal course of business, the Corporation has outstanding various financial instruments with off-balance sheet risk, such as commitments to extend credit and commercial and standby letters of credit. At December 31, 2002 and 2001, the Corporation had approximately $21,864,000 and $17,400,000, respectively, of commitments to extend credit. Commercial and standby letters of credit with customers were $80,000 and $159,000 at December 31, 2002 and 2001, respectively.

         Commitments to extend credit are agreements to lend. Commercial and standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The Corporation's exposure to credit loss in the event of nonperformance by the other party is represented by the contractual amount. No material losses or liquidity demands are anticipated as a result of these commitments.

         The Corporation evaluates each customer's creditworthiness on a case-by-case basis in accordance with the Corporation's credit policies. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based upon management's credit evaluation of the customer. Collateral held varies, but may include business assets of commercial borrowers as well as personal property and real estate of individual borrowers or guarantors.

         The Corporation grants agribusiness, commercial, residential and installment loans to customers in the surrounding areas of its offices in Hillsboro, Greenfield, London, and Washington Court House, Ohio. Although the Bank has a diversified loan portfolio, the borrower's ability to honor their commitments is dependent upon the regional economy. As of December 31, 2002 and 2001, the Corporation had outstanding approximately $41,106,000 and $34,105,000, respectively, in loans for agriculture purposes, or secured by agricultural properties.

11.      RELATED PARTY TRANSACTIONS

         At December 31, 2002 and 2001, certain directors, executive officers and/or companies in which these individuals had a ten percent or more beneficial ownership were indebted to the Corporation in the aggregate amounts of approximately $1,282,000 and $1,540,000, respectively. A rollforward of the related party activity follows (in thousands):

]                                         2002         2001

             Balance, January 1,       $ 1,540      $ 1,642
             Originations                  222        1,044
             Payments                     (480)      (1,146)
                                       -------      -------
             Balance, December 31,     $ 1,282      $ 1,540
                                       =======      =======



12.      FAIR VALUES OF FINANCIAL INSTRUMENTS

         The estimated fair value of financial instruments is as follows (in thousands):


                                             DECEMBER 31, 2002         DECEMBER 31, 2001
                                           ---------------------     ----------------------
                                            CARRYING      FAIR        CARRYING     FAIR
                                             VALUE        VALUE        VALUE       VALUE
Cash and cash equivalents                  $ 22,202     $ 22,202     $ 34,788     $ 34,788
Securities available for sale                40,012       40,012       38,221       38,221
Federal Reserve Bank and
  FHLB Stock                                  2,147        2,147        2,057        2,057
Loans, net                                  246,164      246,975      221,767      223,339
Deposits:
  Demand deposits                            30,195       30,195       31,220       31,220
  Savings deposits                          101,757      101,757       85,980       85,980
  Certificates and other time deposits      130,764      131,558      145,408      147,308
FHLB borrowings                              17,470       21,932        8,993        8,993
Repurchase agreements                         3,365        3,365        1,424        1,424


         The estimated fair value amounts are determined by the Corporation, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Corporation could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

         CASH AND CASH EQUIVALENTS, FEDERAL RESERVE BANK AND FHLB STOCK--The carrying amounts of these items are a reasonable estimate of their fair value.

         SECURITIES AVAILABLE FOR SALE--Fair values are based on quoted market prices and dealer quotes.

         LOANS RECEIVABLE--The fair value of loans receivable is estimated by discounting future cash flows at market rates for loans of similar terms and maturities, taking into consideration repricing characteristics and prepayment risk.

         DEPOSITS--The fair value of demand deposits and savings deposits is the amount payable on demand at the reporting date. The fair value of fixed-rate certificates of deposits is estimated by discounting the future cash flows using rates offered on the reporting date for deposits of similar remaining maturities.

         FHLB BORROWINGS-- The fair value of FHLB borrowings is estimated by discounting the future cash flows using rates offered on the reporting date for borrowings of similar remaining maturities.

         REPURCHASE AGREEMENTS--The carrying amounts of these items are a reasonable estimate of their fair value.

         COMMITMENTS--The estimated fair value of commitments to originate fixed-rate loans is determined based on the fees currently charged to enter into similar agreements and the difference between current levels of interest rates and the committed rates. Based on the analysis, the estimated fair value of such commitments is a reasonable estimate of the loan commitments at par.

         The fair value estimates presented herein are based on information available to management as of December 31, 2002 and 2001. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

13.      REGULATORY MATTERS

         The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporations' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below, in thousands) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Corporation meets all capital adequacy requirements to which it is subject.

         As of December 31, 2002, the most recent notification from the Office of the Comptroller of the Currency categorized the Corporation as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Corporation must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions' categories.

                                                                              TO BE WELL
                                                                           CAPITALIZED UNDER
                                                           FOR CAPITAL     PROMPT CORRECTIVE
                                          ACTUAL        ADEQUACY PURPOSES  ACTION PROVISIONS
                                  ---------------------------------------------------------
                                    AMOUNT     RATIO     AMOUNT    RATIO    AMOUNT    RATIO
                                    (000'S)              (000'S)            (000'S)
As of December 31, 2002:
  Total risk-based capital
     (to risk-weighted assets)
       Consolidated                $34,791     14.7%     $18,885     8%       N/A
       Bank                        $28,815     12.4%     $18,591     8%     $23,239    10%
  Tier 1 risk-based capital
     (to risk-weighted assets)
       Consolidated                $32,682     13.9%     $ 9,442     4%       N/A
       Bank                        $18,706      8.1%     $ 9,296     4%     $13,943     6%
  Tier 1 leverage capital
     (to adjusted total assets)
       Consolidated                $32,682     10.3%     $12,704     4%       N/A
       Bank                        $18,706      6.0%     $12,447     4%     $15,559     5%

As of December 31, 2001:
  Total risk-based capital
     (to risk-weighted assets)
       Consolidated                $31,666     14.9%     $16,992     8%       N/A
       Bank                        $25,858     12.5%     $16,499     8%     $20,624    10%
  Tier 1 risk-based capital
     (to risk-weighted assets)
       Consolidated                $29,706     14.0%     $ 8,496     4%       N/A
       Bank                        $23,898     11.6%     $ 8,250     4%     $12,375     6%
  Tier 1 leverage capital
     (to adjusted total assets)
       Consolidated                $29,706      9.9%     $11,975     4%       N/A
       Bank                        $23,898      8.2%     $11,729     4%     $14,662     5%

         DIVIDEND RESTRICTIONS--National banking laws restrict the maximum amount of dividends that a bank may pay in any calendar year. Dividends are limited to the Bank's retained profits (as defined by the Comptroller of the Currency) for that year and the two preceding years. The amount of retained earnings available for cash dividends payable by the Bank to the Corporation was approximately $8,267,000 and $7,765,000 as of December 31, 2002 and 2001, respectively.

14.      PARENT COMPANY FINANCIAL STATEMENTS

         Condensed Balance Sheets (in thousands):

                                                  2002        2001
ASSETS

Due from banks                                   $   288     $   949
Securities available for sale                      3,996       4,516
Loans, net                                         2,166         652
Subordinated note receivable from subsidiary       8,000
Other assets                                          53          55
Investment in subsidiary                          19,449      24,398
                                                 -------     -------
TOTAL                                            $33,952     $30,570
                                                 =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Other liabilities                                $   444     $   338
                                                 -------     -------
     Total liabilities                               444         338
                                                 -------     -------
SHAREHOLDERS' EQUITY                              33,508      30,232
                                                 -------     -------
TOTAL                                            $33,952     $30,570
                                                 =======     =======


         Condensed Statements of Income for the year ended December 31 (in thousands):

                                                     2002     2001     2000

INCOME:
Dividends from subsidiary bank                      $1,800   $1,560   $1,350
Other income                                           265      314      309
                                                    ------   ------   ------
     Total income                                    2,065    1,874    1,659
                                                    ------   ------   ------

EXPENSES:
Other expenses                                          19       28        6
                                                    ------   ------   ------

INCOME BEFORE INCOME TAXES                           2,046    1,846    1,653
                                                    ------   ------   ------

Income tax expense                                      78       89       91
                                                    ------   ------   ------

Income before equity in undistributed
  income of bank subsidiary                          1,968    1,757    1,562
                                                    ------   ------   ------

Equity in undistributed income of bank subsidiary    2,804    2,648    2,643
                                                    ------   ------   ------

NET INCOME                                          $4,772   $4,405   $4,205
                                                    ======   ======   ======

         Condensed Statements of Cash Flows for the year ended December 31 (in thousands):


                                                                  2002       2001       2000
Cash flows from operating activities:
Net income                                                       $ 4,772    $ 4,405    $ 4,205
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Equity in undistributed earnings of subsidiary               (2,804)    (2,648)    (2,643)
     Change in other assets and liabilities, net                     108        112        171
                                                                 -------    -------    -------
           Net cash provided by operating activities               2,076      1,869      1,733
                                                                 -------    -------    -------

Cash flows from investing activities:
Chance in securities, net                                            577         53        512
Change in loans, net                                              (1,514)        87       (739)
                                                                 -------    -------    -------
           Net cash (used in) provided by investing activities      (937)       140       (227)
                                                                 -------    -------    -------

Cash flows from financing activities:
Dividends paid                                                    (1,800)    (1,560)    (1,350)
                                                                 -------    -------    -------
           Net cash used in financing activities                  (1,800)    (1,560)    (1,350)
                                                                 -------    -------    -------

Net (decrease) increase in cash and cash equivalents                (661)       449        156

Cash and cash equivalents at beginning of year                       949        500        344
                                                                 -------    -------    -------
Cash and cash equivalents at end of year                         $   288    $   949    $   500
                                                                 =======    =======    =======




                                     ******

                               10-K EXHIBIT INDEX



EXHIBIT NO.                   DESCRIPTION


EX-99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002