Form 10-Q
period 2003-03-31
MERCHANTS BANCORP INC/OH
filed 2003-05-14
CIK 1024724

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003
                                       OR

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

         Common stock -- 3,000,000 shares outstanding at March 31, 2003

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

The accompanying information has not been audited by independent public accountants; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period. All such adjustments are of a normal and recurring nature.

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those made in the Registrant's 10-K. Accordingly, the reader of the Form 10-Q should refer to the Registrant's 10-K for the year ended December 31, 2002 for further information in this regard.

MERCHANTS BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2003 AND DECEMBER 31, 2002 (IN THOUSANDS EXCEPT SHARE DATA)
--------------------------------------------------------------------------------


                                                              MARCH 31,     DECEMBER 31,
                                                                2003           2002
ASSETS                                                      (unaudited)

CASH AND CASH EQUIVALENTS:
  Cash and due from banks                                     $  13,867      $  13,852
  Federal funds sold                                             17,750          8,350
                                                              ---------      ---------
      Total cash and cash equivalents                            31,617         22,202
                                                              ---------      ---------

SECURITIES AVAILABLE FOR SALE
  (amortized cost of $35,593 and $38,596, respectively)          36,921         40,012
                                                              ---------      ---------

LOANS                                                           257,925        248,270
Less allowance for loan losses                                   (2,315)        (2,106)
                                                              ---------      ---------
      Net loans                                                 255,610        246,164
                                                              ---------      ---------

OTHER ASSETS:
  Bank premises and equipment, net                                4,321          4,349
  Accrued interest receivable                                     3,069          3,088
  Deferred income taxes                                             142            111
  Other                                                           3,251          2,873
                                                              ---------      ---------
      Total other assets                                         10,783         10,421
                                                              ---------      ---------

TOTAL                                                         $ 334,931      $ 318,799
                                                              =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Deposits:
   Noninterest bearing                                        $  29,936      $  30,195
   Interest bearing                                             240,276        232,521
                                                              ---------      ---------
      Total deposits                                            270,212        262,716
                                                              ---------      ---------

 Repurchase agreements                                            3,633          3,365
 FHLB borrowings                                                 24,705         17,470
 Other liabilities                                                1,926          1,740
                                                              ---------      ---------
      Total liabilities                                         300,476        285,291
                                                              ---------      ---------

SHAREHOLDERS' EQUITY:
 Common stock - no par value; 4,500,000 shares authorized
  and 3,000,000 shares issued and outstanding                     2,000          2,000
 Additional paid-in capital                                       2,000          2,000
 Retained earnings                                               29,687         28,682
 Accumulated other comprehensive income                             768            826
                                                              ---------      ---------
      Total shareholders' equity                                 34,455         33,508
                                                              ---------      ---------

TOTAL                                                         $ 334,931      $ 318,799
                                                              =========      =========




See notes to condensed consolidated financial statements.

MERCHANTS BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


                                                                    2003         2002
                                                                      (unaudited)
INTEREST INCOME:
 Interest and fees on loans                                       $ 4,609      $ 4,530
 Interest and dividends on securities:
  Taxable                                                             213          388
  Exempt from income taxes                                            250          181
Interest on federal funds sold                                         46           68
                                                                  -------      -------
      Total interest income                                         5,118        5,167
                                                                  -------      -------

INTEREST EXPENSE:
 Interest on deposits                                               1,392        2,003
 Interest on repurchase agreements and federal funds purchased         31           17
 Interest on FHLB borrowings                                          236          221
                                                                  -------      -------
      Total interest expense                                        1,659        2,241
                                                                  -------      -------

NET INTEREST INCOME                                                 3,459        2,926

PROVISION FOR LOAN LOSSES                                            (404)         (84)
                                                                  -------      -------

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                    3,055        2,842
                                                                  -------      -------

NONINTEREST INCOME - Service charges and fees                         371          352
                                                                  -------      -------

NONINTEREST EXPENSE:
 Salaries and employee benefits                                     1,016          893
 Occupancy                                                            306          274
 Legal and professional services                                      115           93
 Franchise tax                                                         84           84
 Data processing                                                       82           64
 Advertising                                                           41           48
 Other                                                                320          279
                                                                  -------      -------
      Total noninterest expense                                     1,964        1,735
                                                                  -------      -------

INCOME BEFORE INCOME TAXES                                          1,462        1,459

INCOME TAXES                                                         (457)        (464)
                                                                  -------      -------

NET INCOME                                                        $ 1,005      $   995
                                                                  =======      =======

BASIC AND DILUTED EARNINGS PER SHARE                              $  0.34      $  0.33
                                                                  =======      =======



See notes to condensed consolidated financial statements.

MERCHANTS BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                            2003        2002
                                                                               (unaudited)
OPERATING ACTIVITIES:
 Net income                                                              $  1,005      $    995
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                              227           228
   Provision for loan losses                                                  404            84
   Gain on sale of mortgage loans                                             (78)          (53)
   Proceeds from sale of mortgage loans                                     5,809         3,911
   Mortgage loans originated for sale                                      (5,731)       (3,858)
   Deferred federal income taxes                                                -             4
   Changes in assets and liabilities:
    Accrued interest receivable                                                19            32
    Other assets                                                             (430)         (255)
    Accrued interest, taxes and other liabilities                             238           (72)
                                                                         --------      --------
     Net cash provided by operating activities                              1,463         1,016
                                                                         --------      --------

INVESTING ACTIVITIES:
 Proceeds from sales and maturities of securities available for sale        2,959         3,613
 Purchases of securities available for sale                                     -       (12,419)
 Net increase in loans                                                     (9,850)       (4,584)
 Capital expenditures                                                        (156)         (100)
                                                                         --------      --------
     Net cash used in investing activities                                 (7,047)      (13,490)
                                                                         --------      --------

FINANCING ACTIVITIES:
 Net increase (decrease) in deposits                                        7,496       (14,610)
 Net increase in repurchase agreements                                        268           482
 FHLB borrowings                                                            7,250         9,994
 FHLB payments                                                                (15)            -
                                                                         --------      --------
     Net cash provided by (used in) financing activities                   14,999        (4,134)
                                                                         --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                                9,415       (16,608)

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                         22,202        34,788
                                                                         --------      --------

 End of year                                                             $ 31,617      $ 18,180
                                                                         ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for federal income taxes                                             -      $    134
                                                                         ========      ========
 Cash paid for interest                                                  $  1,638      $  2,300
                                                                         ========      ========


MERCHANTS BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
--------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

         The unaudited condensed consolidated financial statements include the accounts of Merchants Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Merchants National Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

         In the opinion of management, these condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary to present the condensed consolidated financial position as of March 31, 2003 and the results of operations and cash flows for the three months ended March 31, 2003 and 2002. These condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnote disclosures necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Financial information as of December 31, 2002 has been derived from the audited Consolidated Financial Statements of Merchants Bancorp, Inc. and subsidiary. The results of operations and cash flows for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2002, included in the Company's 10-K.

         EARNINGS PER SHARE -- Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. For the three months ended March 31, 2003 and 2002, the Company had three million shares outstanding. There were no common stock equivalents outstanding during the respective periods.

2.    LOANS

         Major classifications of loans are summarized as follows
         (in thousands):



                                             MARCH 31,      DECEMBER 31,
                                               2003            2002

         Commercial real estate             $  54,765      $  53,104
         Commercial and industrial             27,140         25,779
         Agricultural                          41,763         41,106
         Residential real estate              105,004         99,610
         Installment                           27,695         27,178
         Other                                  1,558          1,493
                                            ---------      ---------
                  Total                       257,925        248,270
         Less allowance for loan losses        (2,315)        (2,106)
                                            ---------      ---------
                                            $ 255,610      $ 246,164
                                            =========      =========

3.    FHLB BORROWINGS

         All stock in the Federal Home Loan Bank ("FHLB") and qualifying first mortgage residential loans are pledged as collateral on FHLB borrowings. Maturities and interest rates at March 31, 2003 are as follows (dollars in thousands):



                                        INTEREST
          MATURITY                        RATE             AMOUNT
          April 10, 2008                    5.39%         $ 1,000
          September 25, 2008                4.78%           3,000
          March 15, 2010                    6.26%           3,000
          September 1, 2011                 5.23%             464
          January 3, 2012                   4.60%          10,000
          March 1, 2013                     3.13%             496
          April 1, 2013                     2.85%           1,250
          March 1, 2018                     3.56%             747
          April 1, 2018                     3.26%           1,250
          March 1, 2023                     3.77%             748
          April 1, 2023                 3.47%-3.74%         2,750
                                                          -------

          Total                                           $24,705
                                                          =======



         The maximum amount available to the Company under FHLB borrowings was approximately $60.9 million and $57.8 million as of March 31, 2003 and December 31, 2002, respectively.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Merchants Bancorp, Inc. (the "Company") is a bank holding company and sole shareholder of Merchants National Bank (the "Bank"), headquartered in Hillsboro, Ohio. At March 31, 2003, the Company had total assets of approximately $335 million and total shareholders' equity of approximately $34.5 million.

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

The Company has not substantively changed any aspect of its overall approach in the determination of the allowance for loan losses since January 1, 2003. There have been no material changes in assumptions or estimation techniques as compared to prior years that impacted the determination of the current year allowance.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND
2002

The Company reported net income of $1,005,000 and $995,000 for the three months ended March 31, 2003 and 2002, respectively. During the same periods, basic and diluted earnings per share were $.34 and $.33, respectively. On an annualized basis, return on average assets was 1.24% and return on average equity was 12.01% for the three months ended March 31, 2003, compared to 1.30% and 12.88%, respectively, for the comparable period in 2002.

Net interest income for the three months ended March 31, 2003, was $3,459,000, an increase of $533,000, or 18.22%, compared to net interest income of $2,926,000 for the comparable period in 2002. Net interest margin was 4.53% for the three months ended March 31, 2003, compared to 4.09% for the comparable period in 2002. The average annualized yield on earning assets decreased to 6.71% for the three months ended March 31, 2003, from 7.22% for the comparable period in 2002. The average cost of interest-bearing funds was 2.55% for the three months ended March 31, 2003, a decrease from 3.66% for the comparable period in 2002. Management attributes the improved net interest margin to the relatively short maturity of its certificates of deposit, which have repriced downward relatively quickly in the current interest rate environment, as well as the contractual repricing within the mortgage loan portfolio. While many of the Company's mortgage loan customers have refinanced to a lower interest rate, other customers have not, but are expected to when their lending terms mature.

The provision for loan losses was $404,000 and $84,000 for the three months ended March 31, 2003 and 2002, respectively, representing an increase of 381%. Net charge-offs for the three-months ended March 31, 2003 were $195,000 compared to $58,000 experienced during the three month ended March 31, 2002. Management increased the provision for loan losses during the first three months of 2003 to reflect the increased estimate of probable loan losses in 2003, primarily related to three borrowers within the agricultural portfolio, which have been identified by management. Drought conditions, reduced government program payments, and average to below-average grain prices have affected the repayment opportunities for these three borrowers. Management has reviewed the borrowings to these three customers and provided specific reserves totaling $300,000 during the first quarter of 2003. Management has conducted a review of its agricultural lending approval process and made modifications where necessary to strengthen its underwriting of agricultural operating loans. Management believes its review process has adequately identified probable loans within its portfolio on a timely basis.

Total noninterest income was $371,000 for the three months ended March 31, 2003, an increase of $19,000, or 5.4%, from $352,000 for the comparable period in 2002. The increase is due to increased volumes of transactions, resulting in higher service charges on customers' deposit account transactions.

Total noninterest expense was $1,964,000 for the three months ended March 31, 2003, an increase of $229,000, or 13.2%, from $1,735,000 for the comparable period in 2002. The increase is primarily due to higher occupancy costs from the additional branch added in 2002, as well as higher professional fees incurred for legal and accounting services related to the Company's regulatory filings. Salaries and benefits expense comprises the largest component of noninterest expense, with totals of $1,016,000 and $893,000 for the three months ended March 31, 2003 and 2002, respectively. The increase in salaries and benefits expense is primarily attributable to the additional employees at the new branch and the hiring of a mortgage loan officer.

FINANCIAL CONDITION

The Company's total assets increased to $335 million as of March 31, 2003 from $318.8 million as of December 31, 2002, an increase of 5.1%. An increase of $9.6 million in loans was partially offset by a decrease of $3.1 million in securities. The increase of $7.2 million in FHLB borrowings funded the increase in loans, which was driven by increases in the residential mortgage portfolio due to the continued historically low interest rates.

LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company reported total loans of $257.9 million as of March 31, 2003 and $248.3 million as of December 31, 2002, an increase of $9.6 million, or 3.9%. The portfolio composition has remained relatively consistent during the period, with a slight increase in residential mortgage loans.

Federal regulations and generally accepted accounting principles require that the Company establish prudent allowances for loan losses. The Company maintains an allowance for loan losses to absorb probable loan losses inherent in the portfolio, based on evaluations of the collectibility and historical loss experience of loans. Loan losses are charged and recoveries are credited to the allowance. Provisions for loan losses are based on management's review of the historical loan loss experience and such factors which, in management's judgment, deserve consideration under existing economic conditions in estimating probable loan losses. The allowance is based on ongoing assessments of the probable estimated losses inherent in the loan portfolio. The Company has not substantively changed any aspect of its overall approach in the determination of the allowance for loan losses during 2003. There have been no material changes in assumptions or estimation techniques as compared to prior years that impacted the determination of the current year allowance.

The allowance for loan losses was 0.90% of total loans as of March 31, 2003 and 0.85% as of December 31, 2002.

The amount of nonaccrual loans decreased to $307,000 as of March 31, 2003 from $476,000 at December 31, 2002. As a percentage of total loans, nonaccrual loans represented .12% as of March 31, 2003 and 0.19% as of December 31, 2002.

The category of accruing loans which are past due 90 days or more increased to $2,223,000 as of March 31, 2003 from $1,133,000 as of December 31, 2002. As a percentage of total loans, loans past due 90 days and still accruing interest represented .86% as of March 31, 2003 and 0.46% as of December 31, 2002. The increase of $1.1 million is primarily attributable to borrowings from two commercial customers. One customer is an FMSA Guaranteed agricultural operating borrower who experienced an operating loss in 2002. Management is attempting to restructure this credit, as well as to secure a 90% FMSA Guarantee for 2003 by the second quarter. The second commercial customer owns a business that has ceased operations. Management believes that liquidation of the underlying collateral will be sufficient to mitigate any significant loss on the loan.

As a percentage of the allowance for loan losses, total nonaccrual loans and loans past due 90 days or more were 109.2% as of March 31, 2003 and 76.4% as of December 31, 2002.

DEPOSITS

Deposits totaled $270.2 million as of March 31, 2003, an increase of $7.5 million, or 2.9%, from $262.7 million as of December 31, 2002. The increase is primarily due to the deposits of public deposits from a local municipality.

FHLB BORROWINGS

Federal Home Loan Bank borrowings increased $7.2 million to $24.7 million as of March 31, 2003 from $17.5 million as of December 31, 2002. The additional borrowings were primarily used to fund 1-4 family fixed rate loans made and held by the Bank for additional future loan fundings.

LIQUIDITY AND CAPITAL RESOURCES

The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors and to the earnings and financial condition of the Company and applicable laws and regulations. The Company did not pay any dividends during the three months ended March 31, 2003 and 2002.

At March 31, 2003, consolidated Tier 1 risk based capital was 13.79%, and total risk-based capital was 14.74%. The minimum Tier 1 and total risk-based capital ratios required by the Board of Governors of the Federal Reserve are 4% and 8%, respectively.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. Community bank liquidity management currently involves the challenge of attracting deposits while maintaining positive loan growth at a reasonable interest rate spread. The loan to deposit ratio at March 31, 2003 was 95.5% compared to 94.5% as of December 31, 2002. Loans to total assets were 77% at March 31, 2003 compared to 77.9% at the end of 2002. The securities portfolio is available for sale and consists of securities that are readily marketable. Approximately 45% of the available for sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available for sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 88% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company also has both short- and long-term borrowings capacity available through FHLB with unused available credit of approximately $16.2 million as of March 31, 2003. The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth, if necessary. Generally, the Company uses short-term borrowings to fund overnight and short-term funding needs in the Company's balance sheet. Longer-term borrowings have been primarily used to fund mortgage-loan originations. This has occurred when FHLB longer-term rates are a more economical source of funding than traditional deposit gathering activities. Additionally, the Company occasionally uses FHLB borrowings to fund larger commercial loans.

As of March 31, 2003, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on the Company's liquidity, capital resources, or operations.

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

Management believes as of March 31, 2003, there have been no material changes in the Company's interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in the Company's 10-K filed for the period ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this report, the Corporation performed an evaluation, under the supervision and with the participation of the Company"s management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness and the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. Since the date of the Company's most recent evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

                          PART II -- OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) All applicable exhibits required by Item 601 of Regulation S-K are furnished with this report.

    (b) There were no reports on Form 8-K filed during the quarter for which this report is filed.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           MERCHANTS BANCORP, INC.

Date:    May 14, 2003                      By:  /s/ Paul W. Pence, Jr.
                                                Paul W. Pence, Jr., President
                                                and Principal Financial Officer

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 14, 2003                              /s/ Paul W. Pence, Jr.
     -------------------------------            --------------------------
                                                Paul W. Pence, Jr.
                                                Principal Executive and
                                                Financial Officer

                                  EXHIBIT INDEX



   NUMBER                                    DESCRIPTION                     PAGE NUMBER

    3.1.      Amended and Restated Articles of Incorporation of                  N/A
              Merchants Bancorp, Inc. Previously filed as Exhibit (3)(I)
              to the Merchants Bancorp, Inc. Registration Statement on
              Form 10, which was filed April 30, 2002.
                                                                                 N/A
    3.2.      Code of Regulations of Merchants Bancorp, Inc. Previously
              filed as Exhibit (3)(II) to the Merchants Bancorp, Inc.
              Registration Statement on Form 10, which was filed April
              30, 2002.                                                          N/A

    4         See Exhibit 3.

    99.1      Certification of Principal Executive and Financial Officer
              pursuant to 18 U.S.C. Section 1350.                                17