Form 10-Q
period 2003-06-30
MERCHANTS BANCORP INC/OH
filed 2003-08-14
CIK 1024724

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003
                                                        OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
         Common stock -- 3,000,000 shares outstanding at August 13, 2003

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

The accompanying information has not been audited by independent public accountants; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period. All such adjustments are of a normal and recurring nature.

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those made in the Registrant's Form 10-K. Accordingly, the reader of the Form 10-Q should refer to the Registrant's Form 10-K for the year ended December 31, 2002 for further information in this regard.

MERCHANTS BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2003 and DECEMBER 31, 2002 (in thousands except share data)

------------------------------------------------------------------------------------------------------
                                                                        June 30,         December 31,
                                                                          2003               2002
ASSETS                                                                 (unaudited)

CASH AND CASH EQUIVALENTS:
  Cash and due from banks                                               $  11,971           $  13,852
  Federal funds sold                                                       10,375               8,350
                                                                        ---------           ---------
            Total cash and cash equivalents                                22,346              22,202
                                                                        ---------           ---------

SECURITIES AVAILABLE FOR SALE
    (amortized cost of $33,554 and $38,596 respectively)                   35,334              40,012
                                                                        ---------           ---------

LOANS                                                                     274,975             248,270
Less allowance for loan losses                                             (2,294)             (2,106)
                                                                        ---------           ---------
            Net loans                                                     272,681             246,164
                                                                        ---------           ---------

OTHER ASSETS:
  Bank premises and equipment, net                                          4,162               4,349
  Accrued interest receivable                                               3,243               3,088
  Deferred Income Tax                                                                             111
  Other                                                                     3,646               2,873
                                                                        ---------           ---------
           Total other assets                                              11,051              10,421
                                                                        ---------           ---------
TOTAL                                                                   $ 341,412           $ 318,799
                                                                        =========           =========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Deposits:
    Noninterest bearing                                                 $  29,906           $  30,195
    Interest bearing                                                      234,578             232,521
                                                                        ---------           ---------
          Total deposits                                                  264,484             262,716
                                                                        ---------           ---------
  Repurchase agreements                                                     2,787               3,365
  FHLB borrowings                                                          37,537              17,470
  Other liabilities                                                         1,588               1,740
                                                                        ---------           ---------
          Total liabilities                                               306,396             285,291
                                                                        ---------           ---------
SHAREHOLDERS' EQUITY:
  Common stock - no par value; 4,500,000 shares authorized
      and 3,000,000 shares issued and outstanding                           2,000               2,000
  Additional paid-in capital                                                2,000               2,000
  Retained earnings                                                        29,950              28,682
  Accumulated other comprehensive income                                    1,066                 826
                                                                        ---------           ---------
          Total shareholders' equity                                       35,016              33,508
                                                                        ---------           ---------
TOTAL                                                                   $ 341,412           $ 318,799
                                                                        =========           =========


See notes to condensed consolidated financial statements.

MERCHANTS BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)

----------------------------------------------------------------------------------------------------------------------
                                                                          Three Months Ended         Six Months Ended
                                                                                June 30,                  June 30,
                                                                          --------------------    --------------------
                                                                            2003        2002         2003       2002
                                                                               (unaudited)             (unaudited)
INTEREST INCOME:
  Interest and fees on loans                                              $  4,853    $  4,609    $  9,462    $  9,139
  Interest and dividends on securities:
    Taxable                                                                    180         387         393         775
    Exempt from income taxes                                                   249         252         499         433
  Interest on federal funds sold and other short-term investments               56          22         102          90
                                                                          --------    --------    --------    --------
          Total interest income                                              5,338       5,270      10,456      10,437
                                                                          --------    --------    --------    --------

INTEREST EXPENSE:
  Interest on deposits                                                       1,335       1,734       2,727       3,737
  Interest on repurchase agreements and federal funds purchased                 21          21          52          38
  Interest on FHLB borrowings                                                  356         219         592         440
                                                                          --------    --------    --------    --------
          Total interest expense                                             1,712       1,974       3,371       4,215
                                                                          --------    --------    --------    --------
NET INTEREST INCOME                                                          3,626       3,296       7,085       6,222

PROVISION FOR LOAN LOSSES                                                     (262)       (145)       (666)       (229)
                                                                          --------    --------    --------    --------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                            3,364       3,151       6,419       5,993
                                                                          --------    --------    --------    --------

NONINTEREST INCOME - Service charges and fees                                  370         379         741         731
                                                                          --------    --------    --------    --------
NONINTEREST EXPENSE:
  Salaries and employee benefits                                             1,015         853       2,031       1,746
  Occupancy                                                                    311         278         617         552
  Legal and professional services                                              103         226         218         319
  Franchise tax                                                                 60          68         144         152
  Data processing                                                               85          67         167         131
  Advertising                                                                   49          46          90          94
  Other                                                                        304         259         624         538
                                                                          --------    --------    --------    --------
          Total noninterest expense                                          1,927       1,797       3,891       3,532
                                                                          --------    --------    --------    --------

INCOME BEFORE INCOME TAXES                                                   1,807       1,733       3,269       3,192

INCOME TAXES                                                                  (584)       (555)     (1,041)     (1,019)
                                                                          --------    --------    --------    --------

NET INCOME                                                                $  1,223    $  1,178    $  2,228    $  2,173
                                                                          ========    ========    ========    ========
BASIC AND DILUTED EARNINGS PER SHARE                                      $   0.41    $   0.39    $   0.74    $   0.72
                                                                          ========    ========    ========    ========


See notes to condensed consolidated financial statements.

MERCHANTS BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 and 2002 (in thousands)

--------------------------------------------------------------------------------------------------
                                                                           2003         2002
                                                                              (unaudited)
OPERATING ACTIVITIES:
  Net income                                                            $  2,228    $  2,173
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                          450         443
      Provision for loan losses                                              666         229
      Gain on sale of mortgage loans                                        (120)        (89)
      Proceeds from sale of mortgage loans                                 8,982       6,355
      Mortgage loans originated for sale                                  (8,862)     (6,266)
      Changes in assets and liabilities:
        Accrued interest receivable                                         (155)       (141)
        Other assets                                                        (774)       (372)
        Accrued interest, taxes and other liabilities                       (164)       (625)
                                                                        --------    --------
           Net cash provided by operating activities                       2,251       1,707
                                                                        --------    --------

INVESTING ACTIVITIES:
  Proceeds from sales and maturities of securities available for sale      5,166       6,527
  Purchases of securities available for sale                                (200)    (14,978)
  Net increase in loans                                                  (27,183)    (14,874)
  Capital expenditures                                                      (187)       (304)
                                                                        --------    --------
           Net cash used in investing activities                         (22,404)    (23,629)
                                                                        --------    --------

FINANCING ACTIVITIES:
  Net (decrease) increase in deposits                                      1,768     (13,402)
  Net (decrease) increase in repurchase agreements                          (578)        498
  Net federal funds purchased                                                          2,250
  Net FHLB borrowings                                                     20,067       8,488
  Dividends paid to stockholders                                            (960)       (840)
                                                                        --------    --------
           Net cash (used in) provided by financing activities            20,297      (3,006)
                                                                        --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         144     (24,928)

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                       22,202      34,788
                                                                        --------    --------
  End of period                                                         $ 22,346    $  9,860
                                                                        ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for federal income taxes                  $  1,175    $  1,356
                                                                        ========    ========
  Cash paid during the period for interest                              $  3,397    $  4,316
                                                                        ========    ========

See notes to condensed consolidated financial statements.

MERCHANTS BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
--------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

       The unaudited condensed consolidated financial statements include the accounts of Merchants Bancorp, Inc. and its wholly-owned subsidiary, Merchants National Bank (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

       In the opinion of management, these condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary to present the condensed consolidated financial position as of June 30, 2003, the results of operations for the three and six months ended June 30, 2003 and 2002, and of cash flows for the six-months ended June 30, 2003 and 2002. These condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnote disclosures necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Financial information as of December 31, 2002 has been derived from the audited consolidated financial statements of Merchants Bancorp, Inc. and subsidiary. The results of operations for the three and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2002, included in the Company's Form 10-K.

       Earnings per Share - Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. For the three and six months ended June 30, 2003 and 2002, the Company had three million shares outstanding. There were no common stock equivalents or potentially diluted securities outstanding during the respective periods.

       New Accounting Pronouncements - In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain embedded derivatives, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group (DIG) and in other FASB projects or deliberations. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Adoption of this standard is not expected to have a material effect on the Company's Consolidated Financial Statements.

       In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this standard did not have a material effect on the Company's Consolidated Financial Statements.

       Reclassifications - The Company has reclassified certain prior year amounts to conform with the current year presentation.

2.    LOANS

       Major classifications of loans are summarized as follows (in thousands):

                                  JUNE 30,   DECEMBER 31,
                                    2003         2002
                                (unaudited)

Commercial real estate           $  55,528    $  53,104
Commercial and industrial           28,557       25,779
Agricultural                        43,447       41,106
Residential real estate            117,240       99,610
Installment                         27,394       27,178
Other                                2,809        1,493
                                 ---------    ---------
           Total                   274,975      248,270
Less allowance for loan losses      (2,294)      (2,106)
                                 ---------    ---------
                                 $ 272,681    $ 246,164
                                 =========    =========

        The Company did not have any loans held for sale at June 30, 2003 or December 31, 2002.

3.    FHLB BORROWINGS

       All stock in the Federal Home Loan Bank ("FHLB") and qualifying first mortgage residential loans are pledged as collateral on FHLB borrowings. Maturities and interest rates of advances from the FHLB at June 30, 2003 are as follows (in thousands):


                            INTEREST
MATURITY                      RATE              AMOUNT
April 10, 2008                5.4 %            $ 1,000
September 25, 2008            4.8 %              3,000
March 15, 2010                6.3 %              3,000
September 1, 2011             5.2 %                458
January 3, 2012               4.6 %             10,000
March 1, 2013                 3.1 %                486
April 1, 2013              2.9% - 3.1%           1,223
May 1, 2013                   3.0 %                493
June 1, 2013                  2.8 %                248
January 1, 2018               2.8 %              1,000
March 1, 2018                 3.6 %                737
April 1, 2018                 3.3 %              1,234
May 1, 2018                3.4% - 3.6%           3,724
June 1, 2018               3.0% - 3.2%           1,493
March 1, 2023                 3.8 %                742
April 1, 2023              3.5% - 3.7%           2,726
May 1, 2023                3.6% - 3.8%           3,477
June 1, 2023               3.1% - 3.4%           1,496
July 1, 2023                  3.0 %              1,000
                                               -------
Total                                          $37,537
                                               -------


         The maximum amount available to the Company under FHLB borrowings was approximately $68.9 million and $57.8 million as of June 30, 2003 and December 31, 2002, respectively.

4.       SUBSEQUENT EVENT

On July 23, 2003 the Company became aware of a probable credit loss with a significant borrower. The Company is assessing its collateral position and anticipates recording an additional loan loss provision of approximately $1.5 million in the third quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Merchants Bancorp, Inc. (the "Company") is a bank holding company and sole shareholder of Merchants National Bank (the "Bank"), headquartered in Hillsboro, Ohio. At June 30, 2003, the Company had total assets of approximately $341.4 million and total shareholders' equity of approximately $35 million.

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

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE, 2003 AND 2002

The Company reported net income of $1,223,000 and $1,178,000 for the three months ended June 30, 2003 and 2002, respectively. During the same periods, basic and diluted earnings per share were $.41 and $.39, respectively. On an annualized basis, return on average assets was 1.44% and return on average equity was 14.19% for the three months ended June 30, 2003, compared to 1.57% and 14.97%, respectively, for the comparable period in 2002.

Net interest income for the three months ended June 30, 2003, was $3,626,000, an increase of $330,000, or 10.0%, compared to net interest income of $3,296,000 for the comparable period in 2002. Net interest margin was 4.54% for the three months ended June 30, 2003, compared to 4.71% for the comparable period in 2002. The average annualized yield on earning assets decreased to 6.69% for the three months ended June 30, 2003, from 7.54% for the comparable period in 2002. The average cost of interest-bearing funds was 2.50% for the three months ended June 30, 2003, a decrease from 3.29% for the comparable period in 2002. Management attributes the decrease in net interest margin to the contractual repricing of one, three and five year adjustable rate mortgages in the loan portfolio. While many of the Company's mortgage loan customers have refinanced to a lower interest rate, other customers have not, but are expected to when their lending terms mature.

The provision for loan losses was $262,000 and $145,000 for the three months ended June 30, 2003 and 2002, respectively, representing an increase of 80.7%. Net charge-offs for the three months ended June 30, 2003 were

$283,000, compared to $69,000 experienced during the three months ended June 30, 2002. Management increased the provision for loan losses during the three month period ending June 30, 2003 to reflect the increased estimate of probable loan losses in 2003, primarily related to certain borrowers within the agricultural portfolio, which have been identified by management. Drought conditions, reduced government program payments, and average to below-average grain prices have affected the repayment opportunities for these certain borrowers. Management has reviewed the borrowing and provided a specific reserve during the three months ending June 30, 2003. Management has conducted a review of its agricultural lending approval process and made modifications where necessary to strengthen its underwriting process of agricultural operating loans. Management believes its review process has adequately identified probable loans within its portfolio on a timely basis.

Total noninterest income was $370,000 for the three months ended June 30, 2003, a decrease of $9,000, or 2.6%, from $379,000 for the comparable period in 2002. The decrease is due to a decrease in return check charges on customers' deposit account transactions.

Total noninterest expense was $1,927,000 for the three months ended June 30, 2003, an increase of $130,000, or 7.2%, from $1,797,000 for the comparable period in 2002. Salaries and benefits expense comprises the largest component of noninterest expense, with totals of $1,015,000 and $853,000 for the three months ended June 30, 2003 and 2002, respectively. The increase in salaries and benefits expense is primarily attributable to the additional employees at the new branch opened during 2002 and the hiring of a mortgage loan officer.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

The Company reported net income of $2,228,000 and $2,173,000 for the six months ended June 30, 2003 and 2002, respectively. During each of the same periods, basic and diluted earnings per share were $.74 and $.72, respectively. On an annualized basis, return on average assets was 1.34% and return on average equity was 12.87% for the six months ended June 30, 2003, compared to 1.44% and 13.88%, respectively, for the comparable period in 2002.

Net interest income for the six months ended June 30, 2003, was $7,085,000, an increase of $863,000, or 13.9%, compared to net interest income of $6,222,000 for the comparable period in 2002. Net interest margin was 4.49% for the six months ended June 30, 2003, compared to 4.34% for the comparable period in 2002. The average annualized yield on earning assets decreased to 6.63% for the six months ended June 30, 2003, from 7.28% for the comparable period in 2002. The average cost of interest-bearing funds was 2.52% for the six months ended June 30, 2003, a decrease from 3.48% for the comparable period in 2002. Management attributes the improved net interest margin to the relatively short maturity of its certificates of deposit, which have repriced downward relatively quickly in the current interest rate environment, as well as the contractual repricing within the mortgage loan portfolio. While many of the Company's mortgage loan customers have refinanced to a lower interest rate, other customers have not, but are expected to when their lending terms mature

The provision for loan losses was $666,000 and $229,000 for the six months ended June 30, 2003 and 2002, respectively, representing an increase of 190.8%. Net charge-offs for the six months ended June 30, 2003 were $477,000, compared to $127,000 experienced during the six months ended June 30, 2002. Management increased the provision for loan losses during the six month period ending June 30, 2003 to reflect the increased estimate of probable loan losses in 2003, primarily related to certain borrowers within the agricultural portfolio, which have been identified by management. Drought conditions, reduced government program payments, and average to below-average grain prices have affected the repayment opportunities for these certain borrowers. Management has reviewed the borrowing and provided a specific reserve during the six months ending June 30, 2003. Management has conducted a review of its agricultural lending approval process and made modifications where necessary to strengthen its underwriting process of agricultural operating loans. Management believes its review process has adequately identified probable loans within its portfolio on a timely basis.

Total noninterest income was $741,000 for the six months ended June 30, 2003, an increase of $10,000, or 1.4%, from $731,000 for the comparable period in 2002. The increase is due to service charges on customers' deposit account transactions.

Total noninterest expense was $3,891,000 for the six months ended June 30, 2002, an increase of $359,000, or 10.16%, from $3,532,000 for the comparable period in 2002. Salaries and benefits expense comprises the largest component of noninterest expense, with totals of $2,031,000 and $1,746,000 for the six months ended June 30, 2003 and 2002, respectively. The increase in salaries and benefits expense is primarily attributable to the additional employees at the new branch opened during 2002 and the hiring of a mortgage loan officer.

FINANCIAL CONDITION

The Company's total assets increased to $341.4 million as of June 30, 2003 from $318.8 million as of December 31, 2002, an increase of 7.1%. An increase of $26.7 million in loans was partially offset by a decrease of $4.7 million in securities. The increase in FHLB borrowings of $20.1 funded the increase in loans, which was driven by increases in the residential mortgage portfolio due to the continued historically low interest rates.

LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company reported total loans of $275.0 million as of June 30, 2003 and $248.3 million as of December 31, 2002, an increase of $26.7 million, or 10.8%. The portfolio composition has remained consistent during the period.

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

The allowance for loan losses was 0.83% of total loans as of June 30, 2003 and 0.85% as of December 31, 2002.

The amount of nonaccrual loans increased to $573,000 as of June 30, 2003, compared to $307,000 as of March 31, 2003, and $476,000 at December 31, 2002. As a percentage of total loans, nonaccrual loans represented 0.21% as of June 30, 2003, 0.12% as of March 31, 2003, and 0.19% as of December 31, 2001.

The category of accruing loans which are past due 90 days or more was $2,772,000 as of June 30, 2003, $2,223,000 as of March 31, 2003, and $1,133,000 as of
December 31, 2002. As a percentage of total loans, loans past due 90 days and still accruing interest represented 1.0% as of June 30, 2003, 0.86% as of March 31, 2003, and 0.46% as of December 31, 2002. The increase of $549,000 from March 2003 is primarily made up of four loans. One loan with a balance of $219,000 is a business loan that is being held in an estate. Once the estate is settled and liquidated the Company is expected to receive full payment of loan. The other loans are one-four family residential loans currently in the foreclosure process. Management believes liquidation of underlying collateral will be sufficient to mitigate any significant loss on the loans.

On July 23, 2003 the Company became aware of a probable credit loss with a significant borrower. The Company is assessing its collateral position and anticipates recording an additional loan loss provision of approximately $1.5 million in the third quarter.

As a percentage of the allowance for loan losses, total nonaccrual loans and loans past due 90 days or more were 145.8% as of June 30, 2003, 109.2% as of March 31, 2003, and 76.4% as of December 31, 2002.

DEPOSITS

Deposits totaled $264.5 million as of June 30, 2003, an increase of $1.8 million, or .67%, from $262.7 million as of December 31, 2002.

FHLB BORROWINGS

Federal Home Loan Bank borrowings increased $20.1 million to $37.5 million as of June 30, 2003 from $17.5 million as of December 31, 2002. The additional borrowings were primarily used to fund the lending of 1-4 family fixed rate loans made and held by the bank for additional loan funding.

LIQUIDITY AND CAPITAL RESOURCES

The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors and to the earnings and financial condition of the Company and applicable laws and regulations. The Company paid $960,000 and $840,000 in dividends during the six months ended June 30, 2003 and 2002, respectively.

At June 30, 2003, consolidated Tier 1 risk based capital was 13.2%, and total risk-based capital was 14.1%. The minimum Tier 1 and total risk-based capital ratios required by the Board of Governors of the Federal Reserve are 4% and 8%, respectively.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. Community bank liquidity management currently involves the challenge of attracting deposits while maintaining positive loan growth at a reasonable interest rate spread. The loan to deposit ratio at June 30, 2003 was 104.0% compared to 94.5% as of December 31, 2002. Loans to total assets were 80.5% at June 30, 2003 compared to 77.9% at the end of 2002. The securities portfolio is available for sale and consists of securities that are readily marketable. Approximately 70% of the available for sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available for sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 88.8% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company also has both short- and long-term borrowings capacity available through FHLB with unused available credit of approximately $11.4 million as of June 30, 2003. The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth, if necessary. Generally, the Company uses short-term borrowings to fund overnight and short-term funding needs in the Company's balance sheet. Longer-term borrowings have been primarily used to fund mortgage-loan originations. This has occurred when FHLB longer-term rates are a more economical source of funding than traditional deposit gathering activities. Additionally, the Company occasionally uses FHLB borrowings to fund larger commercial loans.

As of June 30, 2003, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on the Company's liquidity, capital resources, or operations.

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

Management believes as of June 30, 2003, there have been no material changes in the Company's interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in the Company's Form 10-K filed for the period ended December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2003, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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


                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of Merchants Bancorp, Inc. was held on April 22, 2003. At the meeting, the following individuals were elected as members to Class III of the Company's board of directors: Donald Fender and Richard Carr. There were no other individuals nominated for membership to the board, and no other matters were submitted for a vote at the meeting. The following individuals' terms as directors of the Company continued after the meeting: Paul W. Pence, Jr.; James R. Vanzant; Robert Hammond: William Butler; Charles A. Davis; and Jack Walker.

Shareholders of the Company are permitted to vote cumulatively in the election of directors. As of the record dated established for the determination of shares entitled to vote at the meeting, the Company had 3,000,000 common shares issued and outstanding. 245,522 of the Company's common shares were not voted at the meeting. Following is a break-down of the votes case "for" or "withheld" as to each individual nominated to Class III of the Company's board of directors:

Donald Fender              For:  2,753,403
                           Withheld:  1,585

Richard Carr               For:  2,752,383
                           Withheld:  1,585

ITEM 5.  OTHER INFORMATION

On July 23, 2003 the Company became aware of a probable credit loss with a significant borrower. The Company is assessing its collateral position and anticipates recording an additional loan loss provision of approximately $1.5 million in the third quarter.

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

         3.2               Code of Regulations of Merchants Bancorp, Inc.
                           (Incorporated by reference to the Registration Statement on Form 10 filed on April 30, 2002.)

         4.                Instruments Defining the Rights of Security Holders.
                           (See Exhibit 3.)

         31.1 Certification of Principal Executive and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.


(b)      REPORTS ON FORM 8-K - None




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      MERCHANTS BANCORP, INC.

Date:  August 14, 2003                    By:  /s/ Paul W. Pence, Jr.
                                          Paul W. Pence, Jr., President and
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

     4.                    Instruments Defining the Rights of Security Holders.
                           (See Exhibit 3.)

     31.1 Certification of Principal Executive and Financial Officer Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002.

     32.1 Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.