Form 10-Q
period 2003-09-30
MERCHANTS BANCORP INC/OH
filed 2003-11-14
CIK 1024724

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2003

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

        Common stock - 2,945,000 shares outstanding at November 13, 2003

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

SEPTEMBER 30, 2003 AND DECEMBER 31, 2002 (IN THOUSANDS EXCEPT SHARE DATA)


                                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                               2003            2002
ASSETS                                                                      (UNAUDITED)
CASH AND CASH EQUIVALENTS:
  Cash and due from banks                                                    $  11,822      $  13,852
  Federal funds sold                                                            14,075          8,350
                                                                             ---------      ---------
            Total cash and cash equivalents                                     25,897         22,202
                                                                             ---------      ---------

SECURITIES AVAILABLE FOR SALE
    (amortized cost of $31,772 and $38,596 respectively)                        32,920         40,012
                                                                             ---------      ---------

LOANS                                                                          286,188        248,270
Less allowance for loan losses                                                  (2,374)        (2,106)
                                                                             ---------      ---------
            Net loans                                                          283,814        246,164
                                                                             ---------      ---------

OTHER ASSETS:
  Bank premises and equipment, net                                               3,990          4,349
  Accrued interest receivable                                                    3,798          3,088
  Deferred income tax                                                                             111
  Other                                                                          3,631          2,873
                                                                             ---------      ---------
           Total other assets                                                   11,419         10,421
                                                                             ---------      ---------

TOTAL                                                                        $ 354,050      $ 318,799
                                                                             =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Deposits:
    Noninterest bearing                                                      $  29,865      $  30,195
    Interest bearing                                                           242,667        232,521
                                                                             ---------      ---------
          Total deposits                                                       272,532        262,716
                                                                             ---------      ---------

  Repurchase agreements                                                          2,688          3,365
  FHLB borrowings                                                               44,018         17,470
  Other liabilities                                                              6,728          1,740
                                                                             ---------      ---------
          Total liabilities                                                    325,966        285,291
                                                                             ---------      ---------

SHAREHOLDERS' EQUITY:
  Common stock - no par value; 4,500,000 shares authorized and
      3,000,000 shares issued; outstanding shares of 2,945,000 and               2,000          2,000
       3,000,000 at September 30, 2003 and December 31, 2002, respectively
  Additional paid-in capital                                                     2,000          2,000
  Retained earnings                                                             30,435         28,682
  Accumulated other comprehensive income                                           649            826
  Treasury stock - 55,000 shares                                                (7,000)
                                                                             ---------      ---------
          Total shareholders' equity                                            28,084         33,508
                                                                             ---------      ---------

TOTAL                                                                        $ 354,050      $ 318,799
                                                                             =========      =========

See notes to condensed consolidated financial statements.

MERCHANTS BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                        SEPTEMBER 30,           SEPTEMBER 30,
                                                                    --------------------    --------------------
                                                                       2003       2002        2003       2002
                                                                         (UNAUDITED)             (UNAUDITED)
INTEREST INCOME:

  Interest and fees on loans                                        $  4,804    $  4,783    $ 14,266    $ 13,922
  Interest and dividends on securities:
    Taxable                                                              154         346         547       1,121
    Exempt from income taxes                                             258         248         757         681
  Interest on federal funds sold and other short-term investments         21           1         123          91
                                                                    --------    --------    --------    --------
          Total interest income                                        5,237       5,378      15,693      15,815
                                                                    --------    --------    --------    --------

INTEREST EXPENSE:
  Interest on deposits                                                 1,245       1,631       3,972       5,368
  Interest on repurchase agreements and federal funds purchased           20          43          72          81
  Interest on FHLB borrowings                                            402         221         994         661
                                                                    --------    --------    --------    --------
          Total interest expense                                       1,667       1,895       5,038       6,110
                                                                    --------    --------    --------    --------

NET INTEREST INCOME                                                    3,570       3,483      10,655       9,705

PROVISION FOR LOAN LOSSES                                             (1,785)       (138)     (2,451)       (367)
                                                                    --------    --------    --------    --------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                      1,785       3,345       8,204       9,338
                                                                    --------    --------    --------    --------

NONINTEREST INCOME - Service charges and fees                            384         400       1,125       1,131
                                                                    --------    --------    --------    --------

NONINTEREST EXPENSE:
  Salaries and employee benefits                                         747         938       2,778       2,684
  Occupancy                                                              309         283         926         835
  Legal and professional services                                        115         159         333         478
  Franchise tax                                                           52          68         196         220
  Data processing                                                         60          71         227         202
  Advertising                                                             70          92         160         186
  Other                                                                  312         276         936         814
                                                                    --------    --------    --------    --------
          Total noninterest expense                                    1,665       1,887       5,556       5,419
                                                                    --------    --------    --------    --------

INCOME BEFORE INCOME TAXES                                               504       1,858       3,773       5,050

INCOME TAXES                                                             (19)       (603)     (1,060)     (1,622)
                                                                    --------    --------    --------    --------

NET INCOME                                                          $    485    $  1,255    $  2,713    $  3,428
                                                                    ========    ========    ========    ========

BASIC AND DILUTED EARNINGS PER SHARE                                $   0.16    $   0.42    $   0.91    $   1.14
                                                                    ========    ========    ========    ========



See notes to condensed consolidated financial statements.


                                                                                  2003              2002
                                                                                        (UNAUDITED)
OPERATING ACTIVITIES:
  Net income                                                                   $  2,713           $  3,428
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                 661                663
      Provision for loan losses                                                   2,451                367
      Gain on sale of mortgage loans                                               (148)              (134)
      Proceeds from sale of mortgage loans                                       11,159              8,755
      Mortgage loans originated for sale                                        (11,011)            (8,621)
      Changes in assets and liabilities:
        Accrued interest receivable                                                (710)              (530)
        Other assets                                                               (758)              (392)
        Accrued interest, taxes and other liabilities                              (654)                25
                                                                               --------           --------
           Net cash provided by operating activities                              3,703              3,561
                                                                               --------           --------

INVESTING ACTIVITIES:
  Proceeds from sales and maturities of securities available for sale             9,554             11,345
  Purchases of securities available for sale                                     (2,830)           (16,963)
  Net increase in loans                                                         (40,101)           (24,587)
  Capital expenditures                                                             (203)              (533)
                                                                               --------           --------
           Net cash used in investing activities                                (33,580)           (30,738)
                                                                               --------           --------

FINANCING ACTIVITIES:
  Net (decrease) increase in deposits                                             9,816             (9,443)
  Net (decrease) increase in repurchase agreements                                 (677)             1,011
  Net federal funds purchased                                                                        2,675
  Net FHLB borrowings                                                            26,548              8,483
  Dividends paid to stockholders                                                   (960)              (840)
  Stock repurchase                                                               (1,155)
                                                                               --------           --------
           Net cash (used in) provided by financing activities                   33,572              1,886
                                                                               --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              3,695            (25,291)

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                              22,202             34,788
                                                                               --------           --------

  End of period                                                                $ 25,897           $  9,497
                                                                               ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for federal income taxes                         $  1,800           $  1,681
                                                                               ========           ========

  Cash paid during the period for interest                                     $  5,071           $  6,218
                                                                               ========           ========


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY:
In connection with the Redemption Agreement to purchase treasury stock, the company recorded $5,845 in other liabilities.

See notes to condensed consolidated financial statements.

MERCHANTS BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
--------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

       The unaudited condensed consolidated financial statements include the accounts of Merchants Bancorp, Inc. and its wholly-owned subsidiary, Merchants National Bank (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

       In the opinion of management, these condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary to present the condensed consolidated financial position as of September 30, 2003, the results of operations for the three and nine months ended September 30, 2003 and 2002, and of cash flows for the nine-months ended September 30, 2003 and 2002. These condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnote disclosures necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Financial information as of December 31, 2002 has been derived from the audited consolidated financial statements of Merchants Bancorp, Inc. and subsidiary. The results of operations for the three and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2002, included in the Company's Form 10-K.

       Earnings per Share -- Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. For the three and nine months ended September 30, 2003, the weighted average number of shares outstanding were 2,985,054 shares and 2,994,963 shares, respectively. For the three and nine months ended September 30, 2002, the weighted average number of shares outstanding were 3,000,000. There were no common stock equivalents or potentially diluted securities outstanding during the respective periods.

       New Accounting Pronouncements -- In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain embedded derivatives, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group (DIG) and in other FASB projects or deliberations. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Adoption of this standard is not expected to have a material effect on the Company's Consolidated Financial Statements.

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

2.    LOANS

       Major classifications of loans are summarized as follows (in thousands):

                                               September          December 31,
                                                 2003                 2002
                                              (unaudited)

      Commercial real estate                  $  58,466           $  53,104
      Commercial and industrial                  25,558              25,779
      Agricultural                               44,432              41,106
      Residential real estate                   126,717              99,610
      Installment                                29,828              27,178
      Other                                       1,187               1,493
                                              ---------           ---------
           Total                                286,188             248,270
      Less allowance for loan losses             (2,374)             (2,106)
                                              ---------           ---------
                                              $ 283,814           $ 246,164
                                              =========           =========

      The Company did not have any loans held for sale at September 30, 2003 or December 31, 2002.

3.    FHLB BORROWINGS

       All stock in the Federal Home Loan Bank ("FHLB") and qualifying first mortgage residential loans are pledged as collateral on FHLB borrowings. Maturities and interest rates of advances from the FHLB at September 30, 2003 are as follows (in thousands):


                                      Interest
      Maturity                          Rate             Amount
      April 10, 2008                     5.4%           $ 1,000
      September 25, 2008                 4.8%             3,000
      March 15, 2010                     6.3%             3,000
      September 1, 2011                  5.2%               179
      January 3, 2012                    4.6%            10,000
      March 1, 2013                      3.1%               475
      April 1, 2013                   2.9%-3.1%           1,196
      May 1, 2013                        3.0%               482
      June 1, 2013                       2.8%               243
      March 1, 2018                      3.6%               728
      April 1, 2018                      3.3%             1,217
      May 1, 2018                     3.4%-3.6%           3,686
      June 1, 2018                    3.0%-3.2%           1,473
      July 1, 2018                       2.8%               987
      October 1, 2018                3.7% to 4.0%         2,500
      March 1, 2023                      3.8%               735
      April 1, 2023                   3.5%-3.7%           2,702
      May 1, 2023                     3.6%-3.8%           3,442
      June 1, 2023                    3.1%-3.4%           1,482
      July 1, 2023                       3.0%               991
      October 1, 2023                 3.7%-4.2%           4,500
                                                        -------
      Total                                             $44,018
                                                        =======


      The maximum amount available to the Company under FHLB borrowings was approximately $75.7 million and $57.8 million as of September 30, 2003 and December 31, 2002, respectively.

4.    TREASURY STOCK

      On August 28, 2003 Merchants Bancorp entered into a stock redemption agreement with 3 shareholders of the Company. Collectively the three shareholders owned 351,349.994 common shares of the Company or 11.71% of outstanding shares. They desired to sell 333,349.994 of such shares (referred to herein as the "shares") to the Company. The Company retained Austin Associates, LLC to determine a "fair value" and issued a "fairness opinion" to the Company dated July 30, 2003. The purchase is to be made in two separate settlements. The first settlement was for 55,000 shares and a total of $1,155,000 and occurred on September 5, 2003. The second settlement will occur on January 5, 2004 for the 278,349.994 remaining shares. The dollar value of this settlement is $5,845,349.87 and is recorded in other liabilities on the September 30, 2003 financial statements. The total value of the transaction is $7,000,349.87.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Merchants Bancorp, Inc. (the "Company") is a bank holding company and sole shareholder of Merchants National Bank (the "Bank"), headquartered in Hillsboro, Ohio. At September 30, 2003, the Company had total assets of approximately $354.0 million and total shareholders' equity of approximately $28.1 million.

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


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED, SEPTEMBER 2003 AND 2002

The Company reported net income of $485,000 and $1,255,000 for the three months ended September 30, 2003 and 2002, respectively. During the same periods, basic and diluted earnings per share were $.16 and $.42, respectively. On an annualized basis, return on average assets was .57% and return on average equity was 5.93% for the three months ended September 30, 2003, compared to 1.63% and 15.76%, respectively, for the comparable period in 2002. The income was substantially less for the three quarters in 2003 due to an accrual of $1.5 million to the loan loss reserve. The provision was made when management became aware of a probable credit loss to a large borrower. The credit loss is discussed further in the "Loans and Allowance for Loan Losses" section of this report.

Net interest income for the three months ended September 30, 2003, was $3,570,000, an increase of $87,000, or 2.50%, compared to net interest income of $3,483,000 for the comparable period in 2002. Net interest margin was 4.44% for the three months ended September 30, 2003, compared to 4.83% for the comparable period in 2002. The average annualized yield on earning assets decreased to 6.52% for the three months ended September 30, 2003, from 7.45% for the comparable period in 2002. The average cost of interest-bearing funds was 2.40% for the three months ended September 30, 2003, a decrease from 3.10% for the comparable period in 2002. Management attributes the decrease in net interest margin to the contractual repricing of one, three and five year adjustable rate mortgages in the loan portfolio. Management has also implemented a fixed rate 1-4 family lending program to maintain and grow the loan portfolio. The loans are funded by FHLB borrowings and are priced to net approximately 2% spread over borrowings. This spread is slightly lower than our usual spread to cost of funds but is necessary due to competition.

The provision for loan losses was $1,785,000 and $138,000 for the three months ended September 30, 2003 and 2002, respectively, representing an increase of 1,193.5%. Net charge-offs for the three months ended September 30, 2003 were $1,706,000, compared to $38,000 experienced during the three months ended September 30, 2002. Management increased the provision for loan losses during the three month period ending September 30, 2003 to reflect the increased estimate of probable loan losses in 2003, primarily related to a certain commercial borrower, which was identified by management on July 23, 2003. The Company assessed the collateral situation and believes the collateral to be inadequate. In July 2003, the Company provided $1.5 million in the loan loss reserve to cover the estimated losses. In September 2003, the company charged off $1.5 million against the loan loss reserve relating to this credit loss. Upon further review of the borrower's loans, the company estimated additional loss potential and made an additional allowance in the loan loss reserve for $80,000 in September 2003. The remaining collateral will be liquidated over time to cover the remaining balance of the loans. The collateral to be liquidated includes 4 residential properties, a commercial property, chattels and rolling stock.

Additionally, throughout the year, the Company has made additional provisions to the loan loss reserve for certain agricultural credits. Drought conditions, reduced government program payments, and average to below-average grain prices have affected the repayment opportunities for borrowers. Management has conducted a review of its agricultural lending approval process and made modifications where necessary to strengthen its underwriting process of agricultural operating loans. Management believes its review process has adequately identified problem loans within its portfolio.

Total noninterest income was $384,000 for the three months ended September 30, 2003, a decrease of $16,000, or 4.0%, from $400,000 for the comparable period in 2002. The decrease is due to a recording of a gain on sale of Other Real Estate Owned in third quarter 2002 for $22,000.

Total noninterest expense was $1,665,000 for the three months ended September 30, 2003, a decrease of $222,000, or 11.8%, from $1,887,000 for the comparable period in 2002. Salaries and benefits expense comprises the largest component of noninterest expense, with totals of $747,000 and $938,000 for the three months ended September 30, 2003 and 2002, respectively. The net decrease in salaries and benefits expense is primarily attributable to the reduction in profit sharing bonus accrual which is based on return on equity. For the three months ended September 2003 the expense was negative $100,000 as a result of the reversal of the accrual compared to $150,000 expense for three months ended September 2002. The reduction in expense is a result of the large credit loss recorded during July 2003 as described above. This decrease is offset by an increase in salaries and benefits expense primarily attributable to the additional employees at the new branch opened during 2002 and the hiring of an additional mortgage loan officer.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

The Company reported net income of $2,713,000 and $3,428,000 for the nine months ended September 30, 2003 and 2002, respectively. During each of the same periods, basic and diluted earnings per share were $.90 and $1.14, respectively. On an annualized basis, return on average assets was 1.08% and return on average equity was 10.83% for the nine months ended September 30, 2003, compared to 1.50% and 14.36%, respectively, for the comparable period in 2002.

Net interest income for the nine months ended September 30, 2003, was $10,655,000, an increase of $950,000, or 9.8%, compared to net interest income of $9,705,000 for the comparable period in 2002. Net interest margin was 4.45% for the nine months ended September 30, 2003, compared to 4.48% for the comparable period in 2002. The average annualized yield on earning assets decreased to 6.55% for the nine months ended September 30, 2003, from 7.29% for the comparable period in 2002. The average cost of interest-bearing funds was 2.48% for the nine months ended September 30, 2003, a decrease from 3.34% for the comparable period in 2002. The net interest margin has remained relatively consistent over the comparable time periods due to the correlation of the decreasing yield on interest earning assets and decreasing cost of funds.

The provision for loan losses was $2,451,000 and $367,000 for the nine months ended September 30, 2003 and 2002, respectively, representing an increase of 567.9%. Net charge-offs for the nine months ended September 30, 2003 were $2,183,000, compared to $165,000 experienced during the nine months ended September 30, 2002. Management increased the provision for loan losses during the nine month period ending September 30, 2003 to reflect the increased estimate of probable loan losses in 2003, primarily related to a certain commercial borrower, which was identified by management on July 23, 2003. The Company assessed the collateral situation and believes the collateral to be inadequate. In July 2003, the Company provided $1.5 million in the loan loss reserve to cover the estimated losses. In September 2003, the company charged off $1.5 million against the loan loss reserve relating to this credit loss. Upon further review of the borrower's loans, the company estimated additional loss potential and made an additional allowance in the loan loss reserve for $80,000 in September 2003. The remaining collateral will be liquidated over time to cover the remaining balance of the loans. The collateral to be liquidated includes 4 residential properties, a commercial property, chattels and rolling stock.

The additional charge offs in the first nine months of 2003 were primarily within the agricultural portfolio. Drought conditions, reduced government program payments, and average to below-average grain prices have affected the repayment opportunities for these certain borrowers. Management has conducted a review of its agricultural lending approval process and made modifications where necessary to strengthen its underwriting process of agricultural operating loans. Management believes its review process has adequately identified problem loans within its portfolio on a timely basis.

Total noninterest income was $1,125,000 for the nine months ended September 30, 2003, a decrease of $6,000, or .53%, from $1,131,000 for the comparable period in 2002. The increase is due to service charges on customers' deposit account transactions.

Total noninterest expense was $5,556,000 for the nine months ended September 30, 2003, an increase of $137,000, or 2.5%, from $5,419,000 for the comparable period in 2002. Salaries and benefits expense comprises the largest component of noninterest expense, with totals of $2,778,000 and $2,684,000 for the nine months ended September 30, 2003 and 2002, respectively. The net increase in salaries and benefits expense is primarily attributable to the additional employees at the new branch opened during 2002 and the hiring of an additional mortgage loan officer offset by the reduction in profit sharing bonus accrual totaling $197,000 during the nine months ended September 30, 2003 compared to $440,000 for the nine months ended 2002. The reduction is expense is a result of the large credit loss recorded during July 2003 as described above.

FINANCIAL CONDITION

The Company's total assets increased to $354.0 million as of September 30, 2003 from $318.8 million as of December 31, 2002, an increase of 11.0%. The majority of the asset growth came from $37.9 million in loan growth. The loan growth was funded by an increase of $26.5 million in FHLB borrowings and an increase of $9.8 million is deposits. The loan growth was partially driven by increases in the residential mortgage portfolio due to the continued historically low interest rates.

LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company reported total loans of $286.2 million as of September 30, 2003 and $248.3 million as of December 31, 2002, an increase of $37.9 million, or 15.3%. The portfolio composition has remained consistent during the period.

Federal regulations and generally accepted accounting principles require the Company establish prudent allowances for loan losses. The Company maintains an allowance for loan losses to absorb probable loan losses inherent in the portfolio, based on evaluations of the collectability and historical loss experience of loans. Loan losses are charged and recoveries are credited to the allowance. Provisions for loan losses are based on management's review of the historical loan loss experience and such factors which, in management's judgment, deserve consideration under existing economic conditions in estimating probable loan losses. The allowance is based on ongoing assessments of the probable estimated losses inherent in the loan portfolio. The Company has not substantively changed any aspect of its overall approach in the determination of the allowance for loan losses during 2003. There have been no material changes in assumptions or estimation techniques as compared to prior years that impacted the determination of the current year allowance.

The allowance for loan losses was 0.83% of total loans as of September 30, 2003 and 0.85% as of December 31, 2002.

As a percentage of the allowance for loan losses, total nonaccrual loans and loans past due 90 days or more were 173.7% as of September 30, 2003, 145.8% as of June 30, 2003, and 76.4% as of December 31, 2002.

The amount of nonaccrual loans increased to $1,309,000 as of September 30, 2003, compared to $573,000 as of June 30, 2003, and $476,000 at December 31, 2002. As a percentage of total loans, nonaccrual loans represented 0.46% as of September 30, 2003, 0.21% as of June 30, 2003, and 0.19% as of December 31, 2002. The
increase in nonaccrual loans is due to a single commercial borrower whose nonaccrual borrowings total $933,000. These loans are secured with 4 residences, a commercial property, chattels, and rolling stock, all of which will be liquidated to repay these borrowings. Management will closely monitor the liquidation of collateral to assure adequate proceeds are available to fully repay the associated loans.

The category of accruing loans which are past due 90 days or more was $2,814,000 as of September 30, 2003, $2,772,000 as of June 30, 2003, and $1,133,000 as of
December 31, 2002. As a percentage of total loans, loans past due 90 days and still accruing interest represented .98% as of September 30, 2003, 1.00% as of June 30, 2003, and 0.46% as of December 31, 2002. Nine borrowers represent approximately $2 million of the past due loans 90 days or over. A commercial borrower representing $539,000 is expected to be liquidating the business and inventories in November 2003. The loan may need to be restructured after the sale but no loss is anticipated. Two customers with balances of approximately $303,000 have 90% FSA loan guarantees. The bank expects to receive full payment on both loans through either regular payments or liquidation. No losses are anticipated on these loans. A customer with an approximate loan balance of $150,000 has filed chapter 7 bankruptcy. The Company is receiving sporadic payments from the bankruptcy plan. Management believes liquidation of the underlying collateral will be sufficient to mitigate any significant losses on the loan should foreclosure become necessary. The bank believes it has sufficient collateral of the remaining 5 customers to cover the balance of the loans if forced to liquidate. Of the five remaining loans, one loan with a loan balance of $150,000 paid off their loan in October 2003.

As a percentage of the allowance for loan losses, total nonaccrual loans and loans past due 90 days or more were 173.7% as of September 30, 2003, 145.8% as of June 30, 2003, and 76.4% as of December 31, 2002.

DEPOSITS

Deposits totaled $272.5 million as of September 30, 2003, an increase of $9.8 million, or 3.7%, from $262.7 million as of December 31, 2002. Deposit areas showing the most significant growth are in savings, insured money markets, and supernow accounts. Certificate of Deposit balances remain flat from December 31, 2002. .

FHLB BORROWINGS

Federal Home Loan Bank borrowings increased $26.5 million to $44.0 million as of September 30, 2003 from $17.5 million as of December 31, 2002. The additional borrowings were primarily used to fund the lending of 1-4 family fixed rate loans made and held by the bank for additional loan funding.

LIQUIDITY AND CAPITAL RESOURCES

The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors and to the earnings and financial condition of the Company and applicable laws and regulations. The Company paid $960,000 and $840,000 in dividends during the nine months ended September 30, 2003 and 2002, respectively.

At September 30, 2003, consolidated Tier 1 risk based capital was 10.30%, and total risk-based capital was 11.19%. The minimum Tier 1 and total risk-based capital ratios required by the Board of Governors of the Federal Reserve are 4% and 8%, respectively.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. Community bank liquidity management currently involves the challenge of attracting deposits while maintaining positive loan growth at a reasonable interest rate spread. The loan to deposit ratio at September 30, 2003 was 105.0% compared to 94.5% as of December 31, 2002. Loans to total assets were 80.8% at September 30, 2003 compared to 77.9% at the end of 2002. The securities portfolio is available for sale and consists of securities that are readily marketable. Approximately 73% of the available for sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available for sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 88.1% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company also has both short- and long-term borrowings capacity available through FHLB with unused available credit of approximately $12.7 million as of September 30, 2003. The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth, if necessary. Generally, the Company uses short-term borrowings to fund overnight and short-term funding needs in the Company's balance sheet. Longer-term borrowings have been primarily used to fund mortgage-loan originations. This has occurred when FHLB longer-term rates are a more economical source of funding than traditional deposit gathering activities. Additionally, the Company occasionally uses FHLB borrowings to fund larger commercial loans.

As of September 30, 2003, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on the Company's liquidity, capital resources, or operations.

On August 28, 2003 Merchants Bancorp entered into a stock redemption agreement with 3 shareholders of the Company. Collectively the three shareholders owned 351,349.994 common shares of the Company or 11.71% of outstanding shares. They desired to sell 333,349.994 of such shares (referred to herein as the "shares") to the Company. The Company retained Austin Associates, LLC to determine a "fair value" and issued a "fairness opinion" to the Company dated July 30, 2003 confirming that the payment of $21.00 per share is fair to both the Company and remaining shareholders. The purchase is to be made in two separate settlements. The first settlement was for 55,000 shares and a total of $1,155,000 and occurred on September 5, 2003. The second settlement will occur on January 5, 2004 for the 278,349.994 remaining shares. The dollar value of this settlement is $5,845,349.87 and is recorded in other liabilities on the September 30, 2003 financial statements. The total value of the transaction will be $7,000,349.87. The Company and its subsidiary bank Merchants National Bank will be "well capitalized" both before and after consummation of the stock transaction.


CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The Company has certain obligations and commitments to make future payments under contracts. At September 30, 2003, the aggregate contractual obligations and commercial commitments are:


Contractual Obligations                                                      Payments Due by Period
($ IN THOUSANDS)                                             Less than           1-3              3-5              After 5
                                             Total           One Year            Years            Years             Years
----------------------------------------------------------------------------------------------------------------------------
      Total Deposits                        $272,532          $229,393          $ 42,972          $    155          $     12
      FHLB Borrowings                         44,018             3,813             6,301             4,850            29,054
      Repurchase Agreements                    2,688             2,688
      Stock Redemption Commitment              5,845             5,845          $    -            $    -            $    -
                                            --------          --------          --------          --------          --------
        Total                               $325,083          $241,739          $ 49,273          $  5,005          $ 29,066



OTHER COMMERCIAL COMMITMENTS                              Amount of Unused Commitments - Expirations by Period
                                                             Less than           1-3              3-5              After 5
(in thousands)                               Total           One Year            Years            Years             Years
----------------------------------------------------------------------------------------------------------------------------
      Commitments to Extend Credit          $ 25,558          $  3,131          $ 11,472          $  1,779          $  9,176
      Letters of Credit                           39                34                 5
                                            --------          --------          --------          --------          --------
        Total                               $ 25,597          $  3,165          $ 11,477          $  1,779          $  9,176



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

Management believes as of September 30, 2003, there have been no material changes in the Company's interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in the Company's Form 10-K filed for the period ended December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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


                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On August 28, 2003 Merchants Bancorp entered into a stock redemption agreement with 3 shareholders of the Company. Collectively the three shareholders owned 351,349.994 common shares of the Company or 11.71% of outstanding shares. They desired to sell 333,349.994 of such shares (referred to herein as the "shares") to the Company. The Company retained Austin Associates, LLC to determine a "fair value" and issued a "fairness opinion" to the Company dated July 30, 2003. The purchase is to be made in 2 separate settlements. The first settlement was for 55,000 shares and a total of $1,155,000 and occurred on September 5, 2003. The second settlement will occur on January 5, 2004 for the 278,349.994 remaining shares. The dollar value of this settlement is $5,845,349.87. The total value of the transaction will be $7,000,349.87. The Company and its subsidiary bank Merchants National Bank will be "well capitalized" both before and after consummation of the stock transaction.

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

     4.                    Instruments Defining the Rights of Security Holders.
                           (See Exhibit 3.)

     10. Stock Redemption Agreement entered into August 28, 2003 (Incorporated by reference to Exhibit 10 to the current report on Form 8-K filed with the Commission by the Registrant on September 5, 2003).

     31.1 Certification of Principal Executive and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.


(b)  REPORTS ON FORM 8-K DURING THE QUARTER ENDED SEPTEMBER 30, 2003:

     o The Registrant filed a report on Form 8-K on September 5, 2003 announcing the stock redemption agreement dated as of August 28, 2003 executed by and among the Registrant and Janet F. Daniel, Mary Jane Mallory and Sara Fling West.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         MERCHANTS BANCORP, INC.

Date:    November 14, 2003                    By:  /s/ Paul W. Pence, Jr.
                                                   -----------------------
                                              Paul W. Pence, Jr., President and
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

3.2                Code of Regulations of Merchants Bancorp, Inc.
                   (Incorporated by reference to the Registration Statement on Form 10 filed on April 30, 2002.)

4.                 Instruments Defining the Rights of Security Holders.
                   (See Exhibit 3.)

10. Stock Redemption Agreement entered into August 28, 2003 (Incorporated by reference to Exhibit 10 to the current report on Form 8-K filed with the Commission by the Registrant on September 5, 2003).

31.1 Certification of Principal Executive and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. section 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.