Form 10-K
period 2003-12-31
MERCHANTS BANCORP INC/OH
filed 2004-03-30
CIK 1024724

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from________________to________________

Commission file number                   0-49771

                             Merchants Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its Charter.)

             Ohio                                        31-1467303
--------------------------------              ----------------------------------
(State or other jurisdiction of               (IRS) Employer Identification No.)
incorporation or organization)

  100 North High Street, Hillsboro, Ohio                      45133
-----------------------------------------         ------------------------------
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

Yes [ ]   No [X]


State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $63,000,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 2,666,650 common shares

                       DOCUMENTS INCORPORATED BY REFERENCE

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

Portions of the Company's Proxy Statement to shareholders in connection with the 2004 annual meeting of shareholders are incorporated by reference into Part III of this Report on Form 10-K.

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

         This tri-county area is primarily agricultural. Madison County is one of Ohio's principal producers of corn and soybeans, and Fayette County is a significant horsebreeding area. However, manufacturing also provides a significant source of employment in the area, accounting for approximately 30% of all jobs in the three counties. Area manufacturers produce a wide array of products, including textiles, electrical components and automotive parts. Some of the area's principal manufacturers include Hobart Corp., Johnson Controls, Inc., Showa Aluminum Corp., and Yamashita Rubber and Calmas, Inc. The Bank has operated in Hillsboro, Ohio as a national banking association since its charter was granted on December 26, 1879.

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

         The Bank is a national banking association organized under the laws of the United States. The Bank is regulated by the Office of the Comptroller of the Currency ("OCC"), and its deposits are insured by the Federal Deposit Insurance Company ("FDIC") to the extent permitted by law and, as a subsidiary of the Company, is regulated by the Board of Governors of the Federal Reserve. As of December 31, 2003, the Company and its subsidiary had consolidated total assets of approximately $352 million, consolidated total deposits of approximately $270 million and consolidated total shareholders' equity of approximately $28.2 million.

Employees

         As of December 31, 2003, the Bank had 88 full-time and 9 part-time employees. The Bank provides a number of benefits for its full-time employees, including health and life insurance, pension, profit sharing and 401(k) plans, workers' compensation, social security, paid vacations, and certain bank services.

Competition

         The Bank's market consists of the following Ohio Counties: Fayette, Highland, and Madison. The commercial banking business in this market is very competitive. The Company and the Bank are in competition with other commercial banks operating in the primary market area. Some competitors of the Company and the Bank are substantially larger than the Bank. In addition to local bank competition, the Bank competes with larger commercial banks headquartered in metropolitan areas, savings banks, savings and loan associations, credit unions, finance companies and other financial institutions for loans and deposits.

         Pursuant to Deposit Market Share statistical information compiled by the Federal Deposit Insurance Corporation, there are approximately twenty (20) financial institutions operating in the Bank's market. As of June 30, 2003 (the most recent date for which the compiled statistical information is available) the Bank possessed the second largest market share with $262.4 million in total deposits, representing a market share of approximately 17.0%. Three other depositary institutions also possess over 10% of the market share in the Bank's market.

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

Regulatory Capital Requirements

         The Company is required by the various regulatory authorities to maintain certain capital levels. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses. The required capital levels and the Company's capital position at December 31, 2003 are summarized in the table included in Note 13 to the consolidated financial statements.

FDICIA

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized-and requires U.S. federal bank regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank's compliance with the plan up to the lesser of 5% of the bank's or thrift's assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31,

2003, the Company's banking subsidiary was well capitalized pursuant to these prompt corrective action guidelines.

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

                                2003
 -------------------------------------------------------------------
 First Quarter     Second Quarter    Third Quarter    Fourth Quarter
 -------------     --------------    -------------    --------------
 High      Low     High      Low     High      Low    High     Low
$25.00   $18.00   $23.00   $20.00   $25.00   $20.00  $22.50  $20.00

                                2002
 -------------------------------------------------------------------
 First Quarter     Second Quarter    Third Quarter    Fourth Quarter
 -------------     --------------    -------------    --------------
 High      Low     High     Low      High      Low    High     Low
$28.00    $26.50  $28.06  $20.00    $25.00   $21.00  $26.00  $20.00

---------------------------

         At December 31, 2003, the Company had 2,945,000 shares of common stock outstanding. All of such shares are eligible for sale in the open market without restriction or registration under the Securities Act of 1933, as amended (the "Securities Act"), except for shares held by "affiliates" of the Company. Shares held by affiliates are subject to the resale limitations of Rule 144, as promulgated under the Securities Act. For purposes of Rule 144, "affiliates" are deemed to be all Directors, Executive Officers and ten percent beneficial owners of the Company. As of December 31, 2003, affiliates of the Company had beneficial ownership of an aggregate of 478,073 shares of the Company's common stock. The Company has one shareholder with beneficial ownership of more than ten percent of its outstanding shares, and such individual is also a Director of the Company.

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

         On August 28, 2003 Merchants Bancorp entered into a stock redemption agreement with 3 shareholders of the Company. Collectively the three shareholders owned 351,350 common shares of the Company or 11.71% of outstanding shares. They desired to sell 333,350 of such shares(referred to herein as the "shares") to the Company. The Company retained Austin Associates, LLC to determine a "fair value" and issued a "fairness opinion" to the Company dated July 30, 2003. The purchase was to be made in two separate settlements. The first settlement was for 55,000 shares and a total of $1,155,000 and occurred on September 5, 2003. The second settlement occurred on January 9, 2004 for the 278,350 remaining shares. The dollar value of the second settlement is $5,845,349.87 and is recorded in other liabilities on the December 31, 2003 financial statements. The total value of the transaction is $7,000,349.87.

b.       Holders

         The number of holders of record of the Company's common stock at December 31, 2003 was 786.

c.       Dividends

         Dividends are generally declared by the Board of Directors of the Company semiannually (June 30 and December 31, respectively). Dividends per share declared by the Company on its common stock during the years of 2003 and 2002 are as follows:

                 2003    2002
 Month
  June          $0.32   $0.28
  December      $0.32   $0.32
                -----   -----
TOTALS          $0.64   $0.60
                =====   =====

         The Company currently expects that comparable semiannual cash dividends will continue to be paid in the future. For information on regulatory restrictions to the Board's ability to declare and pay dividends, please refer to the following: (1) Supervision and Regulation - Dividend Restrictions and (2)
Note 13 to the Company's Consolidated Financial Statements, Regulatory Matters.

The Company's Quarterly Financial Data for 2003 and 2002 follows:

                                                       Three months ended
                                             -------------------------------------
(in thousands, except per share data)        March 31  June 30    Sept 30   Dec 31
----------------------------------------------------------------------------------
2003
Net interest income                           $3,459    $3,626    $3,570    $2,931
Provision for loan losses                        404       262     1,785       456
Noninterest income                               371       370       384       381
Noninterest expense                            1,964     1,927     1,665     1,356
Net income                                    $1,005    $1,223    $  485    $1,078

Per common share:
Basic and diluted earnings per share          $ 0.34    $ 0.41    $ 0.16    $ 0.38
Dividends declared                            $    -    $ 0.32    $    -    $ 0.32

Selected ratios:
Return on average assets, annualized            1.24%     1.44%      .57%     1.26%
Return on average common equity, annualized    12.01%    14.19%     5.93%    13.18%
Net interest margin, annualized                 4.53%     4.54%     4.44%     3.50%

2002
Net interest income                           $2,926    $3,296    $3,483    $3,267
Provision for loan losses                         84       145       138        69
Noninterest income                               352       379       400       378
Noninterest expense                            1,735     1,797     1,887     1,691
Net income                                    $  995    $1,178    $1,255    $1,344

Per common share:
Basic and diluted earnings per share          $ 0.33    $ 0.39    $ 0.42    $ 0.45
Dividends declared                            $    -    $  0.2    $    -    $ 0.32

Selected ratios:
Return on average assets, annualized            1.31%     1.57%     1.63%     1.69%
Return on average common equity, annualized    13.00%    14.97%    15.76%    16.22%
Net interest margin, annualized                 4.40%     4.71%     4.83%     4.52%

ITEM 6.  SELECTED FINANCIAL DATA.

                  The following table sets forth certain information derived from the consolidated financial information of the Company for each of the years as of December 31 (in thousands, except per share data).

SELECTED FINANCIAL DATA

                                                        2003        2002        2001        2000        1999
                                                      --------    --------    --------    --------    --------
Interest and loan fee income                          $ 20,310    $ 20,866    $ 22,431    $ 21,603    $ 18,427
Interest expense                                         6,724       7,894      10,793      10,395       8,088
Net interest income                                     13,586      12,972      11,638      11,208      10,339
Provision for loan losses                                2,907         436         177         177         130
Net interest income after provision for loan losses     10,679      12,536      11,461      11,031      10,209
Noninterest income                                       1,506       1,509       1,472       1,269       1,094
Noninterest expense                                      6,912       7,110       6,576       6,131       5,762
Income before income taxes                               5,273       6,935       6,357       6,169       5,541
Income taxes                                             1,482       2,163       1,952       1,964       1,765
Net income                                               3,791       4,772       4,405       4,205       3,776

YEAR-END BALANCES
Assets                                                $352,421    $318,799    $304,896    $278,734    $246,923
Securities                                              33,085      40,012      38,221      37,753      40,661
Loans, net                                             286,192     246,164     221,767     220,460     184,963
Deposits                                               270,432     262,716     262,608     236,046     216,857
Short Term Borrowings                                    2,784       3,365       1,424       1,887       1,172
Federal Home Loan Bank advances                         43,706      17,470       8,993       7,000       4,000
Shareholders' equity                                    28,227      33,508      30,232      27,114      23,579


AVERAGE BALANCES
Assets                                                $341,025    $308,488    $288,236    $265,957    $238,980
Securities                                              36,376      45,511      37,245      40,639      38,789
Loans                                                  272,013     237,788     227,150     210,325     176,738
Deposits                                               268,069     253,869     246,919     231,047     205,329
Short-term borrowings                                    2,961       3,158       1,996       2,150       1,986
Federal Home Loan Bank advances                         34,061      17,649       8,285       6,403       7,879
Shareholders' equity                                    32,878      32,384      29,357      25,523      23,148

SELECTED FINANCIAL RATIOS
Net interest margin (tax equivalent)                      4.38%       4.63%       4.37%       4.55%       4.66%
Return on average assets                                  1.11%       1.55%       1.53%       1.58%       1.58%
Return on average equity                                 11.53%      14.74%      15.00%      16.48%      16.31%
Average equity to average assets                          9.64%      10.50%      10.19%       9.60%       9.69%
Dividend payout ratio                                    50.18%      37.72%      35.41%      32.10%      33.10%
Ratio of nonperforming loans to total loans               0.51%       0.19%       0.17%       0.14%       0.13%
Ratio of loan loss allowance to total loans               0.84%       0.85%       0.88%       0.86%       1.02%
Ratio of loan loss allowance to nonperforming loans        166%        368%        512%        599%        781%
Basic earnings per share(1)                           $   1.27    $   1.59    $   1.47    $   1.40    $   1.26
Diluted earnings per share(1)                         $   1.27    $   1.59    $   1.47    $   1.40    $   1.26
Dividends declared per share(1)                       $   0.64    $   0.60    $   0.52    $   0.45    $   0.42

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis comparing 2003 to prior years should be read in conjunction with the audited consolidated financial statements at December 31, 2003 and 2002 and for the three years ended December 31, 2003. In addition to the historical information contained herein with respect to the Company, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Company's operation and the Company's actual results could differ significantly from those discussed in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would" and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors; changes in general economic conditions including the performance of financial markets, the prices of crops, prevailing inflation and interest rates, and losses on lending activities; results of various investment activities; the effects of competitors' pricing policies, of changes in laws and regulations on competition and of demographic changes on target market populations' savings and financial planning needs; industry changes in information technology systems on which we are dependent; and the resolution of legal proceedings and related matters. In addition, the policies and regulations of the various regulatory authorities could affect the Company's results. These statements are representative only on the date hereof, and the Company undertakes no obligation to update any forward-looking statements made.

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

         Based on the procedures discussed above, management believes the allowance for loan losses was adequate to absorb estimated loan losses associated with the loan portfolio at December 31, 2003. See further information regarding the allowance for loan losses in Notes 1 and 4 of the Notes to the consolidated financial statements.

New Accounting Pronouncements

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers and amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 was effective for transactions occurring after May 15, 2002. Adoption of this standard did not have a material effect on the Corporation's consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. This statement was effective for exit and disposal activities that were initiated after December 31, 2002 and has not had a material effect on the Corporation's consolidated financial statements.

         SFAS No. 147, Acquisitions of Certain Financial Institutions, was issued in October 2002. This statement clarifies that, if certain criteria are met, an acquisition of a less-than-whole financial institution (such as a branch acquisition) should be accounted for as a business combination. SFAS No. 147 states that, in such instances, the excess of the fair value of liabilities assumed over the value of tangible and identifiable intangible assets acquired represents goodwill. Prior to SFAS No. 147, such excesses were classified as an unidentifiable intangible asset subject to continuing amortization under SFAS No. 142. As a result of SFAS No. 147, entities are required to reclassify and restate both the goodwill asset and amortization expense as of the date SFAS No. 142 was adopted. In addition, SFAS No. 147 amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets. As a result, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used by a company. This Statement was effective October 1, 2002, and adoption did not have a material effect on the Corporation's consolidated financial statements.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Corporation does not have any outstanding stock options or stock option plans at December 31, 2003 and 2002.

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain embedded derivatives, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation group (DIG) and in other FASB projects or deliberations. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Adoption of this Standard did not have a material effect on the Corporation's Consolidated Financial Statements.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity or in some cases presented between the liabilities section and the equity section of the statement of financial position. This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this Standard did not have a material effect on the Corporation's Consolidated Financial Statements.

         In December 2003, the FASB issued SFAS No. 132 (Revised 2003), Employers' Disclosure about Pension and Other Postretirement Benefits. This Statement expands upon the existing disclosure requirements as prescribed under the original SFAS No. 132 by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. SFAS No. 132 (Revised) also requires companies to disclose various elements of pension and postretirement benefit costs in interim period financial statements beginning after December 15, 2003. This Statement is effective for financial statements with fiscal years ending after December 15, 2003. The Corporation adopted this Standard and all its required disclosures.

         In November 2002, the FASB issued Interpretation No. 45, (FIN 45) Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation expands on the accounting guidance of SFAS No. 5, Accounting for Contingencies, SFAS No. 57, Related Party Disclosures, and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. It also incorporates without change the provisions of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is superseded. The initial recognition and measurement provisions of this Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation were effective for periods ending after December 15, 2002. Adoption of this Interpretation did not have a material effect on the Corporation's Consolidated Financial Statements.

         In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. This Interpretation clarifies the application of ARB No. 51, Consolidated Financial Statements, for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. This Interpretation requires variable interest entities (VIE's) to be consolidated by the primary beneficiary which represents the enterprise that will absorb the majority of the VIE's expected losses if they occur, receive a majority of the VIE's residual returns if they occur, or both. Qualifying Special Purpose Entities (QSPE) are exempt from the consolidation requirements of FIN 46. This Interpretation was effective for VIE's created after January 31, 2003 and for VIE's in which an enterprise obtains an interest after that date. In December 2003, the FASB issued Staff Interpretation No. 46R (FIN 46R), Consolidation of Variable Interest Entities -- an interpretation of ARB 51 (revised December 2003), which replaces FIN 46. FIN 46R was primarily issued to clarify the required accounting for interests in VIE's. Additionally, this Interpretation exempts certain entities from its requirements and provides for special effective dates for enterprises that have fully or partially applied FIN 46 as of December 24, 2003. Application of FIN 46R is required in financial statements of public enterprises that have interests in structures that are commonly referred to as special-purpose entities, or SPE's, for periods ending after December 15, 2003. Application by public enterprises, other than small business issuers, for all other types of VIE's (i.e., non-SPE's) is required in financial statements for periods ending after March 15, 2004, with earlier adoption permitted. The Corporation does not have any variable interest entities. Management has determined that adoption of this Interpretation will not have a material impact on the Corporation's financial statements.

I.       RESULTS OF OPERATIONS

Overview

         Net income for 2003 was $3.8 million, a decrease of 20.6% from 2002 net income of $4.8 million, which was an increase of 8.3% over 2001 net income of $4.4 million. Net income per share was $1.27 in 2003, compared to $1.59 in 2002, and $1.47 in 2001. The decrease in net income from 2002 is primarily due to additional accrual to the loan loss reserve for higher than normal credit losses in the agricultural loan area and one large credit loss in the commercial area. The credit loss is discussed further in the "Loans and Allowance for Loan Losses" section of this report. Net interest income before the provision for loan losses increased to $13.6 million in 2003, from $13.0 million in 2002 and $11.6 million in 2001, representing an increase of 4.7% and 11.5% in 2003 and 2002, respectively. The provision for loan losses was $2,907,000, $436,000, and $177,000 in 2003, 2002, and 2001 respectively. Noninterest income remained the same at $1.5 million in 2003, 2002 and 2001. Noninterest expense decreased 2.8% to $6.9 million for 2003, from $7.1 million in 2002, which was an increase of 8.1% from $6.6 million in 2001.

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

CONSOLIDATED AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT INCOME/EXPENSE AND YIELDS/RATES (IN THOUSANDS)

                                                     2003                           2002                            2001
                                        -----------------------------  ----------------------------   -----------------------------
                                         AVERAGE               YIELD/   AVERAGE               YIELD/   AVERAGE               YIELD/
                                         BALANCE    INTEREST   RATE     BALANCE    INTEREST   RATE     BALANCE    INTEREST   RATE
                                        ---------   --------   ------  ---------   --------   ------  ---------   --------   ------
Interest-earning assets:
   Loans (1)(2)(3)                       $272,013   $ 18,455    6.78%  $ 237,788   $ 18,520   7.79%   $ 227,150   $ 20,033   8.82%
   Securities available for sale (3)       34,198      2,166    6.33%     43,420      2,648   6.10%      35,264      2,348   6.66%
   FHLB and FRB stock                       2,178         89    4.09%      2,091         98   4.69%       1,981        132   6.66%
   Interest-bearing deposits                    8          3   37.50%      1,553         27   1.74%         628          5   0.80%
   Federal funds sold                      14,605        157    1.07%      6,748         92   1.36%       7,697        203   2.64%
                                        ---------   --------   -----   ---------   --------   ----    ---------   --------   ----
Total interest-earning assets             323,002     20,870    6.46%    291,600     21,385   7.33%     272,720     22,721   8.33%
                                        ---------   --------   -----   ---------   --------   ----    ---------   --------   ----
Noninterest-earning assets                 20,535                         18,950                         17,483
Less: Allowance for loan losses            (2,512)                        (2,062)                        (1,967)
                                        ---------                      ---------                      ---------
Total assets                            $ 341,025                      $ 308,488                      $ 288,236
                                        =========                      =========                      =========

Interest-bearing liabilities:
  Interest-bearing demand deposits      $  83,020   $  1,299    1.56%  $  68,787   $  1,379   2.00%   $  57,938   $  1,636   2.82%
  Savings deposits                         24,801        225    0.91%     20,759        348   1.68%      17,090        377   2.21%
  Time deposits > $100                     29,909        794    2.65%     27,798      1,004   3.61%      31,690      1,689   5.33%
  Other time deposits                     101,253      2,870    2.83%    107,565      4,169   3.88%     114,803      6,529   5.69%
  Securities sold under repo agreement.     2,961         90    3.04%      2,088         91   4.36%       1,494         85   5.69%
  Federal funds purchased                       0          0               1,070         21   1.96%         502         31   6.18%
  Federal Home Loan Bank advances          34,061      1,447    4.25%     17,649        882   5.00%       8,285        446   5.38%
                                        ---------   --------   -----   ---------   --------   ----    ---------   --------   ----
Total interest-bearing liabilities        276,005      6,725    2.44%    245,716      7,894   3.21%     231,802     10,793   4.66%
                                        ---------   --------   -----   ---------   --------   ----    ---------   --------   ----
Noninterest-bearing liabilities:
    Demand deposits                        29,086                         28,960                         25,398
    Other liabilities                       3,056                          1,428                          1,679
Shareholders' equity                       32,878                         32,384                         29,357
                                        ---------                      ---------                      ---------
Total liabilities and shareholders'
 equity                                 $ 341,025                      $ 308,488                      $ 288,236
                                        =========                      =========                      =========

Net interest income                                 $ 14,145                       $ 13,491                       $ 11,928
                                                    ========                       ========                       ========

Net interest spread (4)                                         4.02%                         4.12%                          3.68%
                                                               =====                          ====                           ====
Net interest margin (5)                                         4.38%                         4.63%                          4.37%
                                                               =====                          ====                           ====

(1) Nonaccrual loans are included in loan totals and do not have a significant impact on the information presented. Interest on nonaccrual loans is recorded when received.

(2) Interest includes fees on loans of $398, $675, and $590, in 2003, 2002, and 2001, respectively.

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

                                     Change Due   Change      Total    Change Due  Change Due    Total
                                         to       Due to     Changes       to          to       Changes
                                       Volume       Rate    2003/2002    Volume       Rate     2002/2001
                                     ----------   -------   ---------  ----------  ----------  ---------
INTEREST INCOME ATTRIBUTABLE TO:
Loans                                  $ 2,666    $(2,731)   $   (65)   $   938     (2,451)     $(1,513)
Securities available for sale             (562)        80       (482)       543       (243)         300
FHLB and FRB Stock                           4        (13)        (9)         7         (4)         (34)
Interest-bearing deposits                  (27)         3        (24)         7         15           22
Federal funds sold                         107        (42)        65        (25)       (86)        (111)
                                       -------    -------    -------    -------     ------      -------
Total interest income                    2,188     (2,703)      (515)     1,470     (2,806)      (1,336)

INTEREST EXPENSE ATTRIBUTABLE TO:
Demand deposits                            285       (365)       (80)       306       (563)        (257)
Savings deposits                            68       (191)      (123)        81       (110)         (29)
Time deposits                             (161)    (1,348)    (1,509)      (624)    (2,421)      (3,045)
Securities sold under repo agreement        38        (39)        (1)        34        (28)           6
Federal funds purchased                    (21)         0        (21)        35        (45)         (10)
Federal Home Loan Bank advances            832       (259)       573        511        (75)         436
                                       -------    -------    -------    -------     ------      -------

Total interest expense                   1,041     (2,202)    (1,161)       343     (3,242)      (2,899)

Net interest income                    $ 1,147    $  (501)   $   646    $ 1,127    $   436      $ 1,563
                                       =======    =======    =======    =======    =======      =======

Results of Operations

         The Company reported net income of $3.8 million, $4.8 million, and $4.4 million for the years ended 2003, 2002, and 2001, respectively. During the same periods, basic and diluted earnings per share were $1.27, $1.59, and $1.47, respectively. The decrease in net income in 2003 is a result of a large provision made to loan loss provision due to higher than usual chargeoffs in 2003. The majority of the charge-offs was related to one commercial loan borrower. See the "Provision for Loan Loss" section for further discussion.

         Net interest income increased to $13.6 million in 2003 from $13.0 million in 2002 and $11.6 million in 2001. Noninterest income remained at $1.5 million in 2003, 2002 and 2001, while noninterest expense was $6.9 million, $7.1 million, and $6.6 million for the respective years.

         Return on average assets was 1.11%, 1.55%, and 1.53% in 2003, 2002, and 2001, respectively. Return on average equity was 11.53%, 14.74%, and 15.00%, for the respective years.

Net Interest Income

         Net interest income increased to $13.6 million in 2003 from $13.0 million in 2002 and $11.6 million in 2001, representing an increase of 4.7% and 11.5% in 2003 and 2002, respectively. The Company's tax equivalent yield on average interest-earning assets decreased to 6.46% in 2003 from

7.33% in 2002, which was lower than the 8.33% yield in 2001. The decrease in yield is primarily a result of the Bank's declining Prime Rate, real estate contractual repricing to a lower rate, the prepayment of higher yielding loans and the origination of lower yielding loans. Additionally, to a lesser extent, the yield decrease is a result of a decrease in yields on the investment portfolio during the year. Because a large portion of commercial loans are tied to the Prime Rate, the unusual decline in interest rates negatively impacted our yield. The interest and fees on loans decreased 2.7% during 2003. The decrease in interest and fees was primarily due to the low interest rate environment.

         The Company's average interest-earning assets increased approximately $31.4 million or 10.8% in 2003 and $19.0 million or 6.9% in 2002. The higher growth rate in 2003 as compared to 2002 is primarily due to the bank offering a fixed rate 1-4 family loan that had not been offered in the past. Historically the bank sold fixed rate 1-4 family loans to independent parties. The bank has increased its fixed rate 1-4 family loans by approximately $26 million as of December 31, 2003 from December 31, 2002.

         The previously mentioned decline in interest rates also impacted the Company's interest expense. Falling interest rates caused interest expense to decrease 14.8% to $6.7 million in 2003 as compared to $7.9 million in 2002 while the average interest-bearing liabilities increased $30.3 million, or 12.3%, during 2003 as compared to $13.9 in 2002. The cost of funds decreased to 2.44% in 2003 from 3.21% in 2002. The average balance of certificates of deposit decreased $4.2 million, or 3.1%, in 2003 while other interest bearing deposits increased by $18.3 million. The fluctuation in cost of funds and certificate of deposit growth between each year can be largely attributed to the changing interest rate environment.

         The Company's tax equivalent net interest margin was 4.38% in 2003, 4.63% in 2002 and 4.37% in 2001. The decrease in net interest margin in 2003 was primarily due to the recording of lower yielding 1-4 family loans. The increase in 2002 from 2001 was primarily attributable to the Company's decreased cost of funds.

         The Company's securities portfolio experienced a decrease in average balances and an increase in yield during 2003. The average balance of the portfolio decreased $9.2 million (21.2%) as compared to 2002, and the tax equivalent yield increased to 6.33% in 2003 from 6.10% in 2002. The increase in yield is primarily due to the shift in the mix of the portfolio. The company did not replace the higher yielding mortgage back securities with a lower reinvestment rate. The portfolio now contains a proportionally larger percentage of higher yielding tax-exempt municipals. The Company's reinvestment rate was lower in 2003 than in 2002 and 2001.

         For further information, see the table titled "Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates" in the Selected Statistical Information.

Provision for Loan Losses

         The provision for loan losses was $2,907,000 in 2003, $436,000 in 2002 and $177,000 in 2001. The increase in the provision in 2003 was due to an increased number of charge-offs in the commercial and agricultural credit. Management increased the provision for loan losses to reflect the increased loan losses in 2003 and its current assessment of the loan portfolio characteristics during the year. Net charge-offs in 2003 were $2,580,000 compared to $290,000 in 2002 and $128,000 in 2001. The ratio of the allowance for loan losses as a percentage of total loans at December 31 was 0.84% in 2003, 0.85% in 2002, and ..88% in 2001. For further information about the provision and management's methodology for estimating the allowance for loan losses, see "Allowance for Loan Losses" and "Critical Accounting Policies" within Management's Discussion and Analysis.

Noninterest Income

         Total noninterest income was $1.5 million in 2003, 2002, and 2001. As a percentage of average assets, noninterest income was 0.44%, 0.49%, and 0.51%, in 2003, 2002, and 2001, respectively. Service charges and fees have increased slightly over the last three years due to increased charges and growth in the number of deposit accounts.

Noninterest Expense

         Total noninterest expense was $6.9 million in 2003, $7.1 million in 2002, and $6.6 million in 2001, representing a decrease of 2.8% in 2003 and 8.1% in 2002. As a percentage of average assets, noninterest expense was 2.02%, 2.30%, and 2.28% in 2003, 2002, and 2001, respectively.

         Salaries and benefits expense comprises the largest component of noninterest expense, with totals of $3.1 million in 2003, $3.5 million in 2002, and $3.3 million in 2001. As a percentage of assets, salaries and benefits expense was 0.94%, 1.14%, and 1.16%, in 2003, 2002, and 2001, respectively. The average number of full-time equivalent employees was 90 in 2003, 88 in 2002, and 86 in 2001.

         Included in salaries and benefits expense was net pension costs of approximately $254,000 in 2003 and $145,000 in 2002, which are based upon specific actuarial assumptions, including a long-term rate of return of 7.50%. Management believes the rate of return is a reasonable assumption of projected equity and bond indices long-term return projections as well as actual long-term historical plan returns realized. Management will continue to evaluate the actuarial assumptions, including the expected rate of return, annually, and will adjust the assumptions as necessary.

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

         The discount rate that the Company utilizes for determining future pension obligations decreased to 6.00% in 2003 from 6.50% in 2002, based on management's evaluation of current yields on long-term yields on highly-rated bonds.

         Lowering the expected long-term rate of return on plan assets or the discount rate by .25% would not have had a significant impact on pension expense in 2003.

II. FINANCIAL CONDITION

Assets

         The Company's total assets increased to $352.4 million in 2003 from $318.8 million in 2002, representing an increase of 10.5%. Average total assets increased to $341.0 million in 2003 from $308.4 million in 2002, an increase of 10.5%. Average interest-earning assets increased to $323.0 in 2003 from $291.6 million in 2002, and remained at approximately 95% of total average assets.

Securities available for sale

         The Company reported securities available for sale (at fair value) of $33.1 million and $40.0 million at 2003 and 2002, respectively, and average securities available for sale of $34.2 million in 2003 and $43.4 million in 2002. As a percentage of average assets, average securities were 10.03% in 2003,

14.0% in 2002 and 12.2% in 2001. As of December 31, 2003 and 2002, the Company did not classify any securities as trading or held to maturity. It is the general practice of management to hold securities until they are called or matured. But, by classifying securities in the available for sale category, management has the flexibility to sell the securities should the need arise. The available for sale portion of the portfolio includes mortgage-backed securities, U.S. Treasuries and municipals with an average life of 13 years, and average repricing term of 4 years, and an average tax-equivalent yield of 6.33% for the year ended December 31, 2003. Total available for sale securities consisted of the following: U.S. Treasuries and Agencies - 14%; fixed-rate mortgage-backed securities and CMO's - 24%; and fixed-rate tax-exempt municipal securities - 62%.

               INVESTMENT PORTFOLIO

               The amortized cost and fair values of securities available for sale as of December 31, 2003 and 2002 are presented in Note 2 to the consolidated financial statements. The amortized cost of securities as of December 31, 2003, 2002, and 2001, is presented below (dollars in thousands):

                                                      2003      2002      2001
                                                     -------   -------   -------
Securities available for sale:
  U.S. Treasury & agency obligations                 $ 4,532   $ 3,556   $ 2,515
  Obligations of states and political subdivisions    19,749    19,476     8,588
  Mortgage-backed securities                           7,554    15,564    26,320
                                                     -------   -------   -------

Total securities available for sale                   31,835   $38,596   $37,423

Federal Home Loan Bank stock                           2,110     2,028     1,937
Federal Reserve Bank stock                               120       120       120
                                                     -------   -------   -------
  Total securities                                   $34,065   $40,744   $39,480
                                                     =======   =======   =======


INVESTMENT PORTFOLIO MATURITIES

         The maturity distribution and weighted average interest rates of securities available for sale as of December 31, 2003, are as follows (dollars in thousands):


                                          Less than 1            1 to 5          5 to 10
                                             Year                 Years            Years
                                          -------------------------------------------------------
                                                        Wtd                Wtd              Wtd
                                                         Ave               Ave              Ave
                                            Amount      Yield    Amount   Yield   Amount   Yield
                                          -------------------------------------------------------
Securities available for sale:
  U.S. Treasury and agency obligations     $ 4,032       1.86%  $     0      -%  $    0-      -%
  Obligations of states and political sub.   3,574       3.62%    3,617   5.53%   12,558   5.13%
  Mortgage-backed securities                   123       1.93%    7,219   5.56%       83   3.13%
                                           -------       ----   -------   ----   -------   ----
Total securities available for sale        $ 7,729              $10,836          $12,641
                                           =======              =======          =======

                                                          Total
                                           Over 10       Amortized
                                            Years          Cost            Fair Value
                                          -------------------------------------------
                                                   Wtd               Wtd
                                                   Ave               Ave
                                           Amount Yield    Amount   Yield   Amount
                                          -------------------------------------------
Securities available for sale:
  U.S. Treasury and agency obligations    $ 500   5.79%     4,532   2.30%  $ 4,553
  Obligations of states and political sub    0-      -%    19,749   4.93%   20,700
  Mortgage-backed securities                129   3.18%     7,554   5.44%    7,832
                                          -----   ----   --------   ----   -------

Total securities available for sale       $ 629          $ 31,835          $33,085
                                          =====          ========          =======

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

         Excluding those holdings of U.S. Treasury securities and other agencies of the U.S. Government, the Company did not hold any securities of any one issuer that exceeded 10% of the shareholders' equity of the Company at December 31, 2003.

Loans

         The Company reported total loans of $288.6 million and $248.2 million at 2003 and 2002, respectively. As a percentage of average assets, average loans were 79.8% in 2003, and 77.1% in 2002.

         The table below shows the Company's loans outstanding at period-end by type of loan. The portfolio composition has remained relatively consistent during the three years ended December 31, 2003. Commercial and industrial loans totaled $25.1 million in 2003, representing a small decrease from $25.8 million in 2002, and $24.1 million in 2001. Residential real estate loans increased $32.0 million to $131.7 million in 2003 from $99.7 million in 2002 due to the Company's decision to hold 1-4 family fixed rate loans and increased demand by the Company's customers for home equity loans.

         For interest rate risk management purposes historically the company has made and held adjustable rate mortgages in its 1-4 family real estate portfolio. Commencing in 2000, the Company started originating and selling the majority of fixed-rate residential real estate loans, while holding the adjustable-rate loans in the portfolio. The Company recognizes a gain on sale of loans based on the premium received from the sale of loans to an independent party. The Company did not have any loans held for sale at December 31, 2003 and 2002. At December 31, 2003, the Company serviced approximately $956,000 of mortgage loans previously sold, for the benefit of others. The servicing asset and the related servicing fees generated from serviced loans are not material to the Company's financial statements.

         Commercial lending continues to be an important component of the company's loan portfolio, both real estate and industrial, because of the movement of the Company into new markets. The Company focused its commercial lending on small- to medium-sized companies in its market area, most of which are companies with long established track records. The Company expects to continue to grow in the real estate and commercial portfolios. At December 31, 2003, the Company serviced approximately $3.8 million of commercial loans previously sold, for the benefit of others.

         The Company will also continue to focus on agriculture lending and continue to use the Farm Service Agency (FSA) Guarantee Program which will guarantee up to 90% of the loan to qualified borrowers and therefore limits the Company's loss exposure while servicing the agricultural industry.

         Installment loans as a percentage of total loans outstanding has remained relatively consistent between 2003, 2002, and 2001.

LOAN PORTFOLIO

         The following table displays the loan portfolio composition at December 31 for each respective year (dollars in thousands).

                                              % of             % of               % of            % of              % of
                                  2003        Total   2002     Total     2001     Total    2000   Total     1999    Total
                                ------------------------------------------------------------------------------------------
Commercial and industrial       $ 25,158       8.7% $ 25,759    10.4%  $ 24,126   10.8%  $ 22,918   10.3%  $ 19,479   10.4%
Commercial real estate            60,833      21.1%   53,104    21.4%    41,917   18.7%    39,247   17.7%    33,784   18.1%
Agricultural                      40,362      14.0%   41,106    16.5%    34,313   15.3%    34,316   15.5%    30,511   16.3%
Residential real estate          131,741      45.6%   99,728    40.2%    97,115   43.4%    99,242   44.6%    81,677   43.7%
Installment                       27,893       9.7%   27,122    10.9%    24,995   11.2%    24,681   11.1%    20,813   11.2%
Other                              2,781       0.9%    1,493     0.6%     1,267    0.6%     1,857    0.8%       499    0.3%
                                --------     -----  --------   -----   --------  -----   --------  -----   --------  -----

Total loans                      288,768     100.0% $248,312   100.0%  $223,733  100.0%  $222,261  100.0%  $186,763  100.0%
Less:
Net deferred loan origination
    fees/costs                      (144)                (42)                (6)              110               105
Allowance for loan losses         (2,432)             (2,106)            (1,960)           (1,911)           (1,905)
                                --------            --------           --------          --------          --------
Net loans                       $286,192            $246,164           $221,767          $220,460          $184,963
                                ========            ========           ========          ========          ========

The following tables show the Company's loan maturities and composition of fixed and adjustable rate loans at December 31, 2003 (in thousands).

                             Less than 1 Year     1 - 5 Years  Over 5 Years     Total
                             ----------------------------------------------------------
Commercial real estate          $  9,819           $  9,459       $ 41,555     $ 60,833
Commercial and industrial          8,351              9,766          7,048       25,158
Agricultural                      10,175              6,639         23,548       40,362
Residential real estate            7,386              6,396        117,874      131,741
Installment                        2,227             22,728          2,872       27,893
Other                                875              1,180            726        2,781
                             ----------------------------------------------------------
Total                           $ 38,833           $ 56,168       $193,623     $288,624
                             ==========================================================

                           Predetermined   Floating or
                              Rates      Adjustable Rates  Total
                           ----------------------------------------
Commercial  real estate     $ 13,119        $ 47,714      $ 60,833
Commercial and industrial      9,547          15,618        25,165
Agricultural                  10,722          29,640        40,362
Residential real estate       37,927          93,729       131,656
Installment                   27,398             429        27,827
Other                          2,149             632         2,781
                           ---------------------------------------
Total                       $100,862        $187,762      $288,624
                           =======================================

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

         The allowance for loan losses was 0.84% of total loans as of December 31, 2003, a decrease from 0.85% at the end of 2002. In 2003, the Company experienced net charge-offs of $2,580,000, or 0.95% of average loans, compared to net charge-offs of $290,000 (0.12%) in 2002 and $128,000 (0.06%) in 2001. The
Company recorded a provision for loan losses of $2,907,000, $436,000 and $177,000 in 2003, 2002, and 2001, respectively. As a percentage of the provision for loan losses, net charge-offs were 88.7%, 66.5%, and 72.3% in 2003, 2002, and 2001, respectively. Management increased the provision for loan losses during the year 2003 to reflect the increased actual and probable loan losses in 2003, primarily related to a certain commercial borrower, which was identified by management on July 23, 2003. The Company assessed the collateral situation of the commercial borrower and believed the collateral to be inadequate. In July 2003, the Company made a provision of $1.5 million to the loan loss reserve to cover the estimated losses. In September 2003, the Company, once more specific information was obtained, charged off $1.5 million against the loan loss reserve relating to the credit loss. The Company made an additional provision for $80,000 in September 2003 for estimated additional losses associated with this credit. The remaining collateral will be liquidated over time to cover the remaining balance of the loans. The collateral to be liquidated includes 4 residential properties, a commercial property, chattels and rolling stock.

         The additional charge offs mentioned above were primarily within the agricultural portfolio. In 2002 drought conditions, reduced government program payments, and average to below-average grain prices affected the repayment opportunities for these certain borrowers. Management conducted a review of its agricultural lending approval process and made modifications where necessary to strengthen its underwriting process of agricultural operating loans. Management believes its review process has adequately identified problem loans within its portfolio on a timely basis.

         The amount of nonaccrual loans increased to $1,462,000 in 2003 from $476,000 in 2002. As a percentage of total loans, nonaccrual loans represented ..51% in 2003 and .19% in 2002. The Company would have reported additional interest income of approximately $191,000, $79,000 and $49,000 in 2003, 2002 and 2001, respectively, if nonaccrual loans had been accruing interest. The increase in nonaccrual loans is largely due to a single commercial borrower whose nonaccrual borrowings total $888,000. These borrowings are secured with 4 residences, a commercial property, chattels, and rolling stock, all of which will be liquidated to repay these borrowings. Management will closely monitor the liquidation of collateral to assure adequate proceeds are available to fully repay the associated loans. Interest income from nonaccrual loans of approximately $4,000 has been included in net income in 2003 and $2,000 in 2002 and 2001. Nonaccrual loans at December 31, 2003 consisted of 14 relationships. Nonaccrual loans are expected to be resolved through payments or through liquidation of collateral in the normal course of business. Management estimates losses from these nonaccual loans to be approximately $6,000, which has been included in the allowance for loan losses.

         The category of accruing loans which are past due 90 days or more increased at December 31, 2003 to $1,441,000 as compared to $1,133,000 at December 31, 2002. As a percentage of total loans, loans past due 90 days and still accruing interest represented 0.51% in 2003 and 0.46% in 2002.

Management has analyzed these credits as to the borrower's current circumstances, value of the security pledged and the likely ultimate disposition of these loans. In management's opinion, appropriate specific reserves have been allocated to absorb any probable loss and these accounts are expected to be resolved through payments or liquidation of collateral in the normal course of business. The $1,441,000 of delinquent loans is represented by 38 accounts as follows:

         - 14 residential real estate accounts with outstanding balances of $719,000 of which $64,000 has been included as a specific reserve in the allowance for loan losses;

         - 7 commercial loan accounts with outstanding balances of $589,000 of which $76,000 has been specifically reserved;

         - 17 consumer installment loans with outstanding balances of $133,000 of which $12,000 has been specifically reserved;

As a percentage of the allowance for loan losses, total nonaccrual loans and loans past due 90 days or more were 119.5% in 2003 and 76.4% in 2002.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the years ended December 31 are as follows (in thousands).

                                                  2003          2002          2001           2000          1999
                                                --------      --------      --------       --------      --------
Balance, beginning of period                    $  2,106      $  1,960      $  1,911       $  1,905      $  1,911

Loans charged-off:
  Commercial and industrial                          582            44            34             42            31
  Commercial real estate                           1,050             -             -              -             -
  Agricultural                                       648            67             -              -             -
  Residential real estate                            152            91             9              -             5
  Installment                                        175           154           139            161           123
                                                --------      --------      --------       --------      --------
Total charge-offs                               $  2,607           356           182            203           159

Recoveries of loans previously charged-off:
  Commercial and industrial                            8            22             3              5             1
  Commercial real estate                               -             -             -              -             -
  Agricultural                                         -             -             -              -             -
  Residential real estate                              2             -             5              -             -
  Installment                                         18            44            46             27            22
                                                --------      --------      --------       --------      --------
Total recoveries                                      28            66            54             32            23

Net charge-offs                                    2,579           290           128            171           136

Provision for loan losses                          2,907           436           177            177           130

                                                --------      --------      --------       --------      --------
Balance, end of period                          $  2,432      $  2,106      $  1,960       $  1,911      $  1,905
                                                ========      ========      ========       ========      ========

Allowance to loans, end of year                    0.84%          0.85%         0.88%          0.86%         1.02%
Ratio of net charge-offs to average loans          0.95%          0.12%         0.06%          0.08%         0.08%
outstanding

Loan balance, end of year                       $288,624      $248,270      $223,727       $222,372      $186,868

Total average loans                             $272,013      $237,788      $227,150       $210,325      $176,738

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

         The following table indicates the portion of the loan loss reserve management has allocated to each loan type at December 31 (in thousands).

                                   2003              2002             2001           2000           1999
                                  ------            ------           ------         ------         ------
Commercial and industrial           $521              $371             $315           $271           $197
Commercial real estate               445               276              648            603            743
Agricultural                         482               676              274            255            295
Residential real estate              554               402              334            311            383
Installment                          325               284              283            248            254
Other                                 12                 -               10             16              5
Unallocated                           93                97               96            207             28
                                  ------            ------           ------         ------         ------
Balance, end of year              $2,432            $2,106           $1,960         $1,911         $1,905
                                  ======            ======           ======         ======         ======

NONPERFORMING ASSETS

         The following table represents the total of nonaccrual loans and loans 90 days past due and accruing interest at December 31 (in thousands).

                                              2003         2002         2001       2000     1999
                                             ------       ------       -----       ----     ----
Loans accounted for on nonaccrual basis      $1,462       $  476      $  383       $319     $244
Accruing loans which are past due 90 days
or more                                       1,441        1,133       1,649        668      442
Restructured loans                                -            -           -          -        -
                                             ------       ------      ------       ----     ----
Total                                        $2,903       $1,705      $2,032       $987     $686
                                             ======       ======      ======       ====     ====

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

         The table below presents a summary of period end deposit balances. The composition of deposit categories has remained relatively consistent as a percentage of total deposits throughout the three-year period ended December 31, 2003. As a percentage of total deposits, interest-bearing demand accounts have remained constant at 24% in 2003 and 2002, while certificates of deposits (less than $100,000) have decreased to 37% in 2003 from 40% in 2002. This shift was caused by the lower rate environment in 2003 and a slightly less aggressive marketing strategy. Savings and money market accounts have only a 1% increase from 2002 as a percentage of deposits. Certificates of deposit $100,000 and over are primarily short-term public funds. Balances of such large certificates fluctuate depending on the Company's pricing strategy and funding needs at any particular time and were comparable as a percentage of total deposits in 2003 and 2002.

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

DEPOSIT COMPOSITION

         The following table indicates the total deposits by type at December 31 (dollars in thousands):

                                                      Percent                  Percent                      Percent
                                            2003        of          2002         of           2001            of
                                           Amount      Total       Amount       Total        Amount          Total
                                          --------    -------     --------     -------       ------         --------
Noninterest-bearing demand deposits       $ 31,693       12%      $ 30,195       12%        $ 31,220          12%
Interest-bearing demand deposits            64,645       24%        63,755       24%          59,012          22%
Money market deposits                       19,426        7%        16,150        6%           8,618           3%
Savings                                     24,384        9%        21,852        9%          18,350           7%
Time deposits greater than $100             29,799       11%        27,296       10%          30,618          12%
Other time deposits                        100,485       37%       103,468       40%         114,790          44%
                                          --------      ---       --------      ---         --------         ---

Total                                     $270,432      100%      $262,716      100%        $262,608         100%
                                          ========      ===       ========      ===         ========         ===

         The following table indicates the average amount of and the average rate paid on deposit categories which exceeded 10% of average total deposits at December 31 (in thousands):

                                              2003                     2002                       2001
                                             Amount        Rate       Amount         Rate        Amount          Rate
                                            --------       -----     --------       -----       --------        ------
Noninterest-bearing demand deposits         $ 29,086                 $ 28,960                   $ 25,398           -
Interest-bearing demand deposits              83,020       1.56%                    2.00%         57,938        2.82%
  including money market deposits                                      68,787
Time deposits greater than $100               29,909       2.65%       27,798       3.61%         31,690        5.33%
Other time deposits                          101,253       2.83%      107,565       3.88%        114,803        5.69%
                                            --------       ----      --------       ----        --------        ----
                                            $243,268                 $233,110                   $229,829
                                            ========       ====      ========       ====        ========        ====

MATURITIES OF TIME DEPOSITS GREATER THAN $100,000

         The following table indicates the amount of the Company's time deposits greater than $100,000 by time remaining until maturity as of December 31, 2003(dollars in thousands):

Three months or less                        $ 3,325
Over three through 6 months                   6,617
Over six through 12 months                    9,901
Over 12 through 60 months                     9,956
                                            -------
Total                                       $29,799
                                            =======

Other Borrowings

         Periodically, the Company will borrow long term money from the Federal Home Loan Bank (FHLB) as a way to provide funding for loan demand. At December 31, 2003, the Company had outstanding $43.7 million of total borrowings from the FHLB with a weighted average cost of 4.11%. Borrowings of $7 million consist of three fixed-rate notes with maturities in 2008 and 2010. At the option of the FHLB, these notes can be converted at certain dates to instruments that adjust quarterly at the three-month LIBOR rate. The note amount and nearest optional conversion dates at December 31, 2003, are $3 million in March 2004; $1 million in April 2004; and $3 million in March 2004 if the three month LIBOR reaches 8%. The Company borrowed a $500,000 amortizing note to match against a loan to earn a 2.55% spread. Additionally, the Company utilized a borrowing of $10 million, due in 2012, with a rate that can adjust quarterly if the three-month LIBOR reaches 7.75%. With the funds, the Company purchased $10 million in securities classified as available for sale with an average yield of 5% and call features ranging from 2011 to 2013, resulting in a net spread of 2.7% on the borrowing.

         The Company began keeping fixed rate 1-4 family mortgages in-house. To fund these loans the Company borrowed long term money from the FHLB to lock in a spread and match the amortization with the average life of the loan. The Company borrowed funds with a maturities ranging from 10 to 20 years with all of them having a 10% annual principal prepayment rate. The average life of these loans is approximately 5 years. The average rate on the borrowings is 3.54%. The balance on these borrowings is $26.6 million as of December 31, 2003.

Capital

         The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors and to the earnings and financial condition of the Company and applicable laws and regulations. The dividend payout ratio was increased to 50.1% in 2003 from 37.7% in 2002. At December 31, 2003 consolidated Tier 1 risk based capital was 10.57%, and total risk-based capital was 11.39%. The minimum Tier 1 and total risk-based capital ratios required by the Board of Governors of the Federal Reserve are 4% and 8%, respectively.

Liquidity

         Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. Community bank liquidity management currently involves the challenge of attracting deposits while maintaining positive loan growth at a reasonable interest rate spread. The loan to deposit ratio at December 31, 2003, was 106.7%, compared to 94.5% in 2002. Loans to total assets were 81.9% at the end of 2003, compared to 77.9% in 2002. The securities portfolio is available for sale and consists of securities that are readily marketable. Approximately 70% of the available for sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available for sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 89% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company also has both short- and long-term borrowings capacity available through FHLB with unused available credit of approximately $11.9 million as of December 31, 2003. The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth, if necessary. Generally, the Company uses short-term borrowings to fund overnight and short-term funding needs in the Company's balance sheet. Longer-term borrowings have been primarily used to fund mortgage-loan originations. This has occurred when FHLB longer-term rates are a more economical source of funding than traditional deposit gathering activities. Additionally, the Company occasionally uses FHLB borrowings to fund larger commercial loans.

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

Contractual Obligations and Commercial Commitments

         The Company has certain obligations and commitments to make future payments under contracts. At December 31, 2003, the aggregate contractual obligations and commercial commitments are:

                                                                    Payments Due by Period
Contractual Obligations                            Less than         1-3          3-5         After 5
($ in thousands)                       Total        One Year        Years        Years         Years
-----------------------------------------------------------------------------------------------------------
Total Deposits                        $ 270,432   $ 225,076         45,114          230            12
FHLB Borrowings                          43,706       3,792          6,263        4,817        11,658
Repurchase Agreements                     2,784       2,784
Stock Redemption Commitment               5,845       5,845
                                      ---------   ---------       --------      -------      --------
  Total                               $ 322,767   $ 237,497       $ 51,377      $ 5,047      $ 11,670

Other Commercial Commitments

                                             Amount of Unused Commitments - Expirations by Period
                                                        Less than         1-3          3-5         After 5
(in thousands)                           Total          One Year         Years        Years         Years
----------------------------            -------         ---------        ------       ------       --------
Commitments to Extend Credit            $24,508          $8,706          $2,445       $2,678       $10,669
                                        -------          ------          ------       ------       -------
  Total                                 $24,508          $8,706          $2,445       $2,678       $10,669

         The company's off balance sheet arrangement consist primarily of business and consumer lines of credit. These arrangements arise in the normal course of business. Management considers the company's liquidity to meet the funding requirements of the arrangements as they occur in the normal course of business.

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

         The Company's Senior Management is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. The guidelines established by senior management are approved by the Company's Board of Directors. The primary goal of the asset/liability management function is to maximize net interest income within the interest rate risk limits set by approved guidelines. Techniques used include both interest rate gap management and simulation modeling that measures the effect of rate changes on net interest income and market value of equity under different rate scenarios. The interest rate gap analysis schedule quantifies the asset/liability static sensitivity as of December 31, 2003. As shown, the Company was asset-sensitive through 3 months, liability-sensitive 3 through 12 months, and asset-sensitive within the one- to five-year period. The cumulative gap as a percent of total assets through one year at the end of 2003 was 7.62%. The balances of transaction type NOW and MMDA accounts are scheduled to run off over their expected lives. Although the entire balance of these deposits is subject to repricing or withdrawal in a relatively short period of time, they have demonstrated over time to be a stable base of retail core deposits for the company. Also, their sensitivity to changes in interest rates is significantly less than some other deposits, such as certificates of deposits.

INTEREST RATE GAP ANALYSIS

The following table displays the Company's interest rate gap analysis at December 31, 2003 (in thousands):

                                           Total      0-3 Months    3-6 Months    6-12 Months    1-5 Years   5+ Years
                                          --------    ----------    ----------    -----------    ---------   ---------
Loans                                     $288,624      $61,260       $20,746      $ 41,492      $122,295    $ 42,831
Securities                                  33,085        2,274         3,677         4,203         9,196      13,735
FHLB/FRB Stock                               2,230        2,110           120
Short-term funds                             8,625        8,625             -             -             -           -
                                          --------      -------      --------      --------      --------    --------
Total earning assets                      $332,564      $74,269       $24,543      $ 45,695      $131,491    $ 56,566
                                          --------      -------      --------      --------      --------    --------
Interest-bearing deposits                 $108,455       $6,544        $6,544      $ 13,087      $ 50,162    $ 32,118
Time deposits                              130,284       18,300        20,492        46,137        45,343          12
Short-term borrowings                        2,784        2,186           598             -             -           -
Long-term debt                              43,706          999           931         1,862        11,080      28,834
                                          --------      -------      --------      --------      --------    --------
Total interest-bearing liabilities        $285,229      $28,029       $28,565      $ 61,086      $106,585    $ 60,964
                                          --------      -------      --------      --------      --------    --------
Period gap                                $ 47,335      $46,240      $ (4,022)     $(15,391)     $ 24,906    $ (4,398)
Cumulative gap                                   -      $46,240      $ 42,218      $ 26,824      $ 51,733    $ 47,335
Gap as a percentage of assets                    -        13.13%        11.99%         7.62%        14.69%      13.44%

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

                                                                                                  Later
                                      2004         2005        2006         2007       2008       Years      Total       Fair Value
                                     --------     -------     -------      ------     -------    --------   --------     ----------
Fixed rate loans                      37,250      13,486       9,732       6,121       4,070      29,097      99,756        100,265
Average interest rate                   6.75%       7.36%       7.20%       7.13%       6.69%       6.31%

Adjustable rate loans                102,732      26,127      27,053       9,711      21,207       1,985     188,868        189,376
Average interest rate                   5.44%       6.76%       6.21%       7.00%       6.09%       7.20%

Securities(1)                         12,013         350         555         341          27      20,777      34,064         35,315
Average interest rate                   3.12%       5.36%       5.52%       6.33%       5.20%       5.45%

Interest-bearing time deposits        84,929      42,914       2,220         126         103          12     130,284        130,517
Average interest rate                   2.30%       3.15%       3.15%       2.35%       3.82%       4.74%

Interest-bearing demand deposits     108,455           -           -           -           -           -     108,455        108,455
Average interest rate                   1.41%          -           -           -           -           -

Short-term borrowings                  2,784           -           -           -           -           -       2,784          2,784
Average interest rate                   2.61%          -           -           -           -           -

Long-term debt                             -           -           -           -           -       43,706     43,706         41,492
Average interest rate                      -           -           -           -           -         4.11%

(1) For the purpose of this table, securities include FHLB Stock and FRB Stock

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Registrant's consolidated audited financial statements and the report of its independent auditor are attached hereto as an exhibit 99. The selected quarterly financial data is provided under Item 5 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES

         The Registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Registrant's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Registrant's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Exchange Act Rules 13a-15(e) and 15d-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         The Registrant has carried out an evaluation, under the supervision and with the participation of the Registrant's management, including the Registrant's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based on the foregoing, the Registrant's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Registrant's disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Registrant files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

         The Registrant also conducted an evaluation of internal controls over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting. Based on this evaluation, there has been no such change during the quarter that ended December 31, 2003.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Certain information required by this item is set forth in the Company's definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be held April 27, 2004 under the sections captioned "ELECTION OF DIRECTORS AND VOTING PROCEDURES," "EXECUTIVE COMPENSATION AND RELATED ITEMS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE," and is incorporated herein by reference.

         The Board of Directors has determined that the Company does not have an audit committee financial expert servings on its audit committee. However, the Board of Directors believes that each audit committee member has sufficient knowledge in financial and auditing matters to effectively serve on the committee. At this time, the Board does not believe it is necessary to actively search for an outside person to serve on the Board who would qualify as a financial expert.

         The Company has adopted a code of ethics that applies to its principal executive, financial and accounting officers. A copy of the Company's code of ethics will be provided without charge to any person submitting a written request for the code of ethics. All such requests should be submitted to the attention of Ms. Nancy Hendrickson at the address of the main office of the Company.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item is set forth in the Company's definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be held April 27, 2004 under the section captioned "EXECUTIVE COMPENSATION AND RELATED ITEMS," and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The information required by this item is set forth in the Company's definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be held April 27, 2004 under the section captioned "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND Management," and is incorporated herein by reference.

         The Company currently has no securities authorized for issuance under equity compensation plans which would require the disclosures mandated by
Section 201(d) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is set forth in the Company's definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be held April 27, 2004 under the section captioned "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS," and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth in the Company's definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be held April 27, 2004 under the section captioned "INDEPENDENT PUBLIC ACCOUNTANT" and is incorporated herein by reference.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

A.       Annual Financial Statements

         Independent Auditors' Report
         Consolidated Balance Sheets,
                  December 31, 2003 and 2002
         Consolidated Statements of Income,
                  Years ended December 31, 2003, 2002 and 2001
         Consolidated Statements of Changes in Shareholders' Equity
                  Years ended December 31, 2003, 2002 and 2001
         Consolidated Statements of Cash Flows,
                  Years ended December 31, 2003, 2002 and 2001
         Notes to Consolidated Financial Statements,
                  December 31, 2003, 2002 and 2001

B.       Reports on Form 8-K
         No reports on Form 8-K were filed by the registrant during its fiscal quarter ended December 31, 2003.

C.       Exhibits

         (3)      Corporate Governance Items

                  3.1 Articles of Incorporation, filed as Exhibit (3)(I) to the Form 10 filed with the SEC on April 30, 2002 and incorporated herein by reference.

                  3.2 Code of Regulations, filed as Exhibit (3)(II) to the Form 10 filed with the SEC on April 30, 2002 and incorporated herein by reference.

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

                           -        Defined Contribution Prototype Plan; and

                           - Non-Standardized 401(k) Savings Plan and Trust Prototype Plan Adoption Agreement

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

         (21) Subsidiaries of the Registrant, filed as Exhibit (21) to the Form 10 filed with the SEC on April 30, 2002 and incorporated herein by reference. Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer

         (31)     Rule 13a-14(a) Certification

         (32)     Section 1350 Certification

         (99)     Independent Auditors' Report and Consolidated Financial
                  Statements

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act or 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Merchants Bancorp, Inc.
                                    ---------------------------------
                                              (Registrant)

Date March 30, 2004              By       /s/ Paul W. Pence, Jr.
                                    ---------------------------------
                                      Paul W. Pence, Jr., President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date March 30, 2004              By       /s/ Paul W. Pence, Jr.
                                    --------------------------------------------
                                    Paul W. Pence, Jr.
                                    Principal Executive Officer, Principal
                                    Financial Officer and Director

Date March 30, 2004              By       /s/ James D. Evans
                                    --------------------------------------------
                                    James D. Evans, Principal Accounting Officer

Date March 30, 2004              By       /s/ Donald Fender, Jr.
                                    --------------------------------------------
                                    Donald Fender, Jr., Director

Date March 30, 2004              By       /s/ Richard S. Carr
                                    --------------------------------------------
                                    Richard S. Carr, Director

Date March 30, 2004              By       /s/ James R. Vanzant
                                    --------------------------------------------
                                    James R. Vanzant, Director

Date March 30, 2004              By       /s/ Robert Hammond
                                    --------------------------------------------
                                    Robert Hammond, Director

Date March 30, 2004              By       /s/ William Butler
                                    --------------------------------------------
                                    William Butler, Director

Date March 30, 2004              By       /s/ Charles A. Davis
                                    --------------------------------------------
                                    Charles A. Davis, Director

Date March 30, 2004              By       /s/ Jack Walker
                                    --------------------------------------------
                                    Jack Walker, Director

                                  EXHIBIT INDEX

Exhibit     Page
Number     Number                           Exhibit Description
-------    ------        -----------------------------------------------------------
3.1          N/A         Articles of Incorporation(1)

3.2          N/A         Code of Regulations(1)

10.1         N/A         Merchants National Bank Defined Benefit Retirement Plan(1)

10.2         N/A         Merchants National Bank Profit Sharing and 401(k) Savings
                         Retirement Plan and Trust(1)

10.3         N/A         Merchants National Bank Profit Sharing Bonus Plan(1)

10.4         N/A         Merchants National Bank of Hillsboro, Ohio Executive
                         Investment Plan(1)

10.5         N/A         Merchants National Bank Directors' Deferred Compensation
                         Plan(1)

21           N/A         Subsidiaries of the Registrant(1)

31           42          Rule 13a-14(a) Certification

32           43          Section 1350 Certification

99           44          Independent Auditors' Report and Consolidated Financial
                         Statements

(1) Incorporated by reference to the Company's Form 10 filed with the SEC on April 30, 2002