Form 10-Q
period 2004-03-31
MERCHANTS BANCORP INC/OH
filed 2004-05-17
CIK 1024724

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2004
                                       OR

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

          Common stock - 2,666,650 shares outstanding at May 10, 2004

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

The accompanying information has not been audited by independent public accountants; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period. All such adjustments are of a normal and recurring nature.

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those made in the Registrant's 10-K. Accordingly, the reader of the Form 10-Q should refer to the Registrant's 10-K for the year ended December 31, 2003 for further information in this regard.

MERCHANTS BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2004 AND DECEMBER 31, 2003 (IN THOUSANDS EXCEPT SHARE DATA)

                                                                 MARCH 31,   DECEMBER 31,
                                                                   2004         2003
                                                                (unaudited)
ASSETS
CASH AND CASH EQUIVALENTS:
  Cash and due from banks                                       $     8,199  $    13,770
  Federal funds sold                                                 18,625        8,625
                                                                -----------  -----------
        Total cash and cash equivalents                              26,824       22,395
                                                                -----------  -----------

SECURITIES AVAILABLE FOR SALE
  (amortized cost of $31,065 and $31,835, respectively)              32,501       33,085
                                                                -----------  -----------

LOANS                                                               289,554      288,624
Less allowance for loan losses                                       (2,500)      (2,432)
                                                                -----------  -----------
        Net loans                                                   287,054      286,192
                                                                -----------  -----------

OTHER ASSETS:
  Bank premises and equipment, net                                    3,728        3,844
  Accrued interest receivable                                         2,536        3,112
  Deferred income taxes                                                 199          262
  Other                                                               3,644        3,531
                                                                -----------  -----------
        Total other assets                                           10,107       10,749
                                                                -----------  -----------
TOTAL                                                           $   356,486  $   352,421
                                                                ===========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Deposits:
     Noninterest bearing                                        $    29,181  $    31,693
     Interest bearing                                               249,125      238,739
                                                                -----------  -----------
        Total deposits                                              278,306      270,432
                                                                -----------  -----------
  Repurchase agreements                                               3,562        2,784
  FHLB borrowings                                                    43,307       43,706
  Other liabilities                                                   1,804        7,272
                                                                -----------  -----------
        Total liabilities                                           326,979      324,194
                                                                -----------  -----------
SHAREHOLDERS' EQUITY:
  Common stock - no par value; 4,500,000 shares authorized
      and 3,000,000 shares issued; outstanding shares of
      2,666,650 and 2,945,000 at March 31, 2004 and December
      31, 2003, respectively                                          2,000        2,000
  Surplus                                                             2,000        2,000
  Retained earnings                                                  31,728       30,571
  Accumulated other comprehensive income                                779          656
  Treasury Stock, at cost 333,350 shares and 55,000 shares at
   March 31, 2004 and December 31, 2003, respectively                (7,000)      (7,000)
                                                                -----------  -----------
        Total shareholders' equity                                   29,507       28,227
                                                                -----------  -----------
TOTAL                                                           $   356,486  $   352,421
                                                                ===========  ===========

See notes to condensed consolidated financial statements.

MERCHANTS BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                    2004       2003
                                                                      (unaudited)
INTEREST INCOME:
  Interest and fees on loans                                      $ 4,686    $ 4,609
  Interest and dividends on securities:
    Taxable                                                           139        213
    Exempt from income taxes                                          244        250
  Interest on federal funds sold                                       31         46
                                                                  -------    -------
          Total interest income                                     5,100      5,118
                                                                  -------    -------

INTEREST EXPENSE:
  Interest on deposits                                              1,176      1,392
  Interest on repurchase agreements and federal funds purchased        26         31
  Interest on FHLB borrowings                                         447        236
                                                                  -------    -------
          Total interest expense                                    1,649      1,659
                                                                  -------    -------

NET INTEREST INCOME                                                 3,451      3,459

PROVISION FOR LOAN LOSSES                                            (153)      (404)
                                                                  -------    -------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                   3,298      3,055
                                                                  -------    -------

NONINTEREST INCOME - Service charges and fees                         390        371
                                                                  -------    -------

NONINTEREST EXPENSE:
  Salaries and employee benefits                                    1,018      1,016
  Occupancy                                                           264        306
  Legal and professional services                                     112        115
  Franchise tax                                                        66         84
  Data processing                                                      74         82
  Advertising                                                          68         41
  Other                                                               395        320
                                                                  -------    -------
          Total noninterest expense                                 1,997      1,964
                                                                  -------    -------

INCOME BEFORE INCOME TAXES                                          1,691      1,462

INCOME TAXES                                                         (534)      (457)
                                                                  -------    -------
NET INCOME                                                        $ 1,157    $ 1,005
                                                                  =======    =======
BASIC AND DILUTED EARNINGS PER SHARE                              $  0.43    $  0.34
                                                                  =======    =======

See notes to condensed consolidated financial statements.

MERCHANTS BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (IN THOUSANDS)

                                                                          2004        2003
                                                                            (unaudited)
OPERATING ACTIVITIES:
  Net income                                                            $  1,157    $  1,005
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                          154         227
      Provision for loan losses                                              153         404
      Gain on sale of mortgage loans                                         (38)        (78)
      Proceeds from sale of mortgage loans                                 3,347       5,809
      Mortgage loans originated for sale                                  (3,309)     (5,731)
      Changes in assets and liabilities:
        Accrued interest receivable                                          576          19
        Other assets                                                        (113)       (430)
        Accrued interest, taxes and other liabilities                        377         238
                                                                        --------    --------
           Net cash provided by operating activities                       2,304       1,463
                                                                        --------    --------

INVESTING ACTIVITIES:
  Proceeds from sales and maturities of securities available for sale        746       2,959
  Net increase in loans                                                   (1,015)     (9,850)
  Capital expenditures                                                       (14)       (156)
                                                                        --------    --------
           Net cash used in investing activities                            (283)     (7,047)
                                                                        --------    --------

FINANCING ACTIVITIES:
  Net increase in deposits                                                 7,874       7,496
  Net increase in repurchase agreements                                      778         268
  Stock repurchase payments                                               (5,845)
  FHLB borrowings                                                                      7,250
  FHLB payments                                                             (399)        (15)
                                                                        --------    --------
           Net cash provided by  financing activities                      2,408      14,999
                                                                        --------    --------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                                 4,429       9,415

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                       22,395      22,202
                                                                        --------    --------
  End of year                                                           $ 26,824    $ 31,617
                                                                        ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest                                                $  1,644    $  1,638
                                                                        ========    ========

See notes to consolidated condensed financial statements.

MERCHANTS BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

1.       SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

           The unaudited condensed consolidated financial statements include the accounts of Merchants Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Merchants National Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

           In the opinion of management, these condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary to present the condensed consolidated financial position as of March 31, 2004 and the results of operations and cash flows for the three months ended March 31, 2004 and 2003. These condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnote disclosures necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Financial information as of December 31, 2003 has been derived from the audited Consolidated Financial Statements of Merchants Bancorp, Inc. and subsidiary. The results of operations and cash flows for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2003, included in the Company's 10-K.

           EARNINGS PER SHARE - Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. For the three months ended March 31, 2004 and 2003, the weighted average number of shares the Company had outstanding was 2,666,650 and 3,000,000 shares, respectively. There were no common stock equivalents outstanding during the respective periods.

2.       NEW ACCOUNTING PRONOUNCEMENTS

         In March 2004, the Securities and Exchange Commission staff released Staff Accounting Bulletin (SAB) No. 105, "Application of Accounting Principles to Loan Commitments." This SAB disallows the inclusion of expected future cash flows related to the servicing of a loan in the determination of the fair value of a loan commitment. Further, no other internally developed intangible asset should be recorded as part of the loan commitment derivative. Recognition of intangible assets would only be appropriate in a third-party transaction, such as a purchase of a loan commitment or in a business combination. The SAB is effective for all loan commitments entered into after March 31, 2004, but does not require retroactive adoption for loan commitments entered into on or before March 31, 2004. Adoption of this SAB will not have a material effect on the Company's Condensed Consolidated Financial Statements.

3.       LOANS

         Major classifications of loans are summarized as follows (in thousands):

                                   MARCH 31,      DECEMBER 31,
                                     2004            2003
                                  (unaudited)
Commercial real estate            $   61,641      $    60,833
Commercial and industrial             26,481           25,165
Agricultural                          39,446           40,362
Residential real estate              133,031          131,656
Installment                           26,775           27,827
Other                                  2,180            2,781
                                  ----------      -----------
           Total                     289,554          288,624
Less allowance for loan losses        (2,500)          (2,432)
                                  ----------      -----------
                                  $  287,054      $   286,192
                                  ==========      ===========


4.       FHLB BORROWINGS

         All stock in the Federal Home Loan Bank ("FHLB") and qualifying first mortgage residential loans are pledged as collateral on FHLB borrowings. Final maturities and interest rates at March 31, 2004 are as follows (dollars in thousands):

YEAR MATURING   INTEREST      AMOUNT
THROUGH           RATE      (UNAUDITED)
2008           4.78%-5.39%  $    4,000
2010             6.26%           3,000
2011             5.23%             174
2012             4.64%          10,000
2013           2.82%-3.13%       2,259
2018           2.95%-4.04%       9,315
2023           3.02%-4.24%      14,559
                            ----------
Total                       $   43,307
                            ==========

         The maximum amount available to the Company under FHLB borrowings was approximately $67.9 million and $78.0 million as of March 31, 2004 and December 31, 2003, respectively.

5.       TREASURY STOCK

         On August 28, 2003, the Company entered into a stock redemption agreement with three shareholders. Under the terms of the agreement, the redemption occurred over two separate dates. The first settlement was for $1,155,000 for 55,000 shares and occurred on September 5, 2003. The second settlement was for $5,845,349 for 278,350 shares and occurred on January 5, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Merchants Bancorp, Inc. (the "Company") is a bank holding company and sole shareholder of Merchants National Bank (the "Bank"), headquartered in Hillsboro, Ohio. At March 31, 2004, the Company had total assets of approximately $356 million and total shareholders' equity of approximately $29.5 million.

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

The Company has not substantively changed any aspect of its overall approach in the determination of the allowance for loan losses since January 1, 2004. There have been no material changes in assumptions or estimation techniques as compared to prior years that impacted the determination of the current year allowance.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND
2003

The Company reported net income of $1,157,000 and $1,005,000 for the three months ended March 31, 2004 and 2003, respectively. During the same periods, basic and diluted earnings per share were $.43 and $.34, respectively. On an annualized basis, return on average assets was 1.30% and return on average equity was 16.29% for the three months ended March 31, 2004, compared to 1.24% and 12.01%, respectively, for the comparable period in 2003. The large increase in the return on average equity is primarily due to a treasury stock transaction which occurred in August, 2003 and resulted in capital reduction of approximately $7,000,000.

Net interest income for the three months ended March 31, 2004, was $3,451,000, a decrease of $8,000, or .23%, compared to net interest income of $3,459,000 for the comparable period in 2003. Net interest margin was 4.11% for the three months ended March 31, 2004, compared to 4.53% for the comparable period in 2003. The average annualized yield on earning assets decreased to 6.07% for the three months ended March 31, 2004, from 6.71% for the comparable period in 2003. The average cost of interest-bearing funds was 2.26% for the three months ended March 31, 2004, a decrease to 2.55% for the comparable period in 2003. Management attributes the decrease in net interest margin to the recording of lower yielding 1-4 family loans and to loans continuing to reprice downward. Additionally, while loan rates continue to reprice downward, deposits have little room for downward repricing. For these reasons the net interest margin continues to fall.

The provision for loan losses was $153,000 and $404,000 for the three months ended March 31, 2004 and 2003, respectively, representing a decrease of 62%. Net charge-offs for the three-months ended March 31, 2004 were $86,000 compared to $195,000 experienced during the three months ended March 31, 2003. Management had increased the provision for loan losses during the first three months of 2003 to reflect the increased estimate of probable loan losses in 2003, primarily related to three borrowers within the agricultural portfolio, which were identified by management. The loan loss provision is significantly less in 2004 than in 2003 because the conditions and potential losses in the loan portfolio have improved considerably from first quarter 2003.

Total noninterest income was $390,000 for the three months ended March 31, 2004, an increase of $19,000, or 5.1%, from $371,000 for the comparable period in 2003. The increase is due to increased volumes of transactions, resulting in higher service charges on customers' deposit account transactions.

Total noninterest expense was $1,997,000 for the three months ended March 31, 2004, an increase of $33,000, or 1.7%, from $1,964,000 for the comparable period in 2003. It is typically expected for noninterest expense to increase 5-10% each year. The increase is significantly less partially due to a reduction in depreciation expense as a result of some assets becoming fully depreciated while the salaries and benefits expense have remained consistent compared to the same period last year. Salaries and benefits comprises the largest component of noninterest expense, with totals of $1,018,000 and $1,016,000 for the three months ended March 31, 2004 and 2003, respectively.

FINANCIAL CONDITION

The Company's total assets increased to $356 million as of March 31, 2004 from $352 million as of December 31, 2003, an increase of 1.1% or $4 million. The balance sheet remained relatively consistent in the first quarter 2004 from year end with cash and cash equivalents increasing the most on the asset side by $4.2 million and deposits increasing $7.9 million on the liability side. The fed funds sold increased by $10 million while cash and due from banks decreased $5.6 million. Due from banks decreased primarily as a result of timing of incoming/outgoing cash letters. The year to date average was $8.1 million. Fed funds increased partially due to the $7.9 million increase in deposits and only $1 million increase in loan growth.

LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company reported total loans of $289.6 million as of March 31, 2004 and $288.6 million as of December 31, 2003, an increase of $1.0 million, or .34%. The portfolio composition has remained relatively consistent during the period, with a slight increase in residential mortgage loans.

Federal regulations and generally accepted accounting principles require that the Company establish prudent allowances for loan losses. The Company maintains an allowance for loan losses to absorb probable loan losses inherent in the portfolio, based on evaluations of the collectibility and historical loss experience of loans. Loan losses are charged and recoveries are credited to the allowance. Provisions for loan losses are based on management's review of the historical loan loss experience and such factors which, in management's judgment, deserve consideration under existing economic conditions in estimating probable loan losses. The allowance is based on ongoing assessments of the probable estimated losses inherent in the loan portfolio. The Company has not substantively changed any aspect of its overall approach in the determination of the allowance for loan losses during 2004. There have been no material changes in assumptions or estimation techniques as compared to prior years that impacted the determination of the current year allowance.

The allowance for loan losses was 0.86% of total loans as of March 31, 2004 and 0.84% as of December 31, 2003.

The amount of nonaccrual loans increased to $1,585,000 as of March 31, 2004 from $1,462,000 at December 31, 2003. The increase can be attributed to mainly one customer with a balance of approximately $175,000, which has filed for bankruptcy. Management believes that if liquidation is necessary, the underlying collateral will be sufficient to mitigate any significant losses on the loan. The Company has specifically allocated $144,000 for estimated losses on nonaccrual loans in the loan loss reserve calculation. As a percentage of total loans, nonaccrual loans represented .55% as of March 31, 2004 and 0.51% as of December 31, 2003.

The category of accruing loans which are past due 90 days or more increased to $2,064,000 as of March 31, 2004 from $1,441,000 as of December 31, 2003. As a percentage of total loans, loans past due 90 days and still accruing interest represented .71% as of March 31, 2004 and 0.51% as of December 31, 2003. The increase of $623,000 can primarily be attributed to 2 customers. One customer with outstanding balances of approximately $290,000 and a residential home as collateral was put into OREO in April with $25,000 of original balance charged off in March 2004. The loan did not go to nonaccrual status because the customer was willing to sign the property back to the bank. Currently management believes there is sufficient collateral to cover the balance recorded into OREO. The second customer was a farm mortgage that had lower than expected cash flows. The cosigner on the loan made the payment to bring the loan current. The collateral is in the process of being sold by the customer. Management believes that liquidation of the underlying collateral will be sufficient to mitigate any significant loss on the loan.

As a percentage of the allowance for loan losses, total nonaccrual loans and loans past due 90 days or more were 146% as of March 31, 2004 and 119.5% as of December 31, 2003.

DEPOSITS

Deposits totaled $278.3 million as of March 31, 2004, an increase of $7.9 million, or 2.9%, from $270.4 million as of December 31, 2003. Three million of the increase is primarily due to two savings deposits that are expected to be short term. The remaining growth is part of the normal growth of the Company.

FHLB BORROWINGS

Federal Home Loan Bank borrowings decreased $1 million to $42.7 million as of March 31, 2004 from $43.7 million as of December 31, 2003. The decrease was a result of principal loan payments made on the borrowings.

LIQUIDITY AND CAPITAL RESOURCES

The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors and to the earnings and financial condition of the Company and applicable laws and regulations. The Company did not pay any dividends during the three months ended March 31, 2004 and 2003.

National Banking laws restrict the maximum amount of dividends that a bank may pay in any calendar year. Dividends are limited to the Bank's retained profits (as defined by the Office of the Comptroller of the Currency) for that year and the two preceding years. During 2003 and as a result of tax planning efforts, the Bank made a special dividend totaling $8,000,000. As a result, the Bank exceeded the amount of retained earnings available for cash dividends and must obtain approval from the Office of the Comptroller of the Currency for additional future dividends.

At March 31, 2004, consolidated Tier 1 risk based capital was 10.94%, and total risk-based capital was 11.90%. The minimum Tier 1 and total risk-based capital ratios required by the Board of Governors of the Federal Reserve are 4% and 8%, respectively.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. Community bank liquidity management currently involves the challenge of attracting deposits while maintaining positive loan growth at a reasonable interest rate spread. The loan to deposit ratio at March 31, 2004 was 104.0% compared to 106.7% as of December 31, 2003. Loans to total assets were 81.2% at March 31, 2004 compared to 81.9% at the end of 2003. The securities portfolio is available for sale and consists of securities that are readily marketable. Approximately 94% of the available for sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available for sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 89% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company also has both short- and long-term borrowings capacity available through FHLB with unused available credit of approximately $10.7 million as of March 31, 2004. The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth, if necessary. Generally, the Company uses short-term borrowings to fund overnight and short-term funding needs in the Company's balance sheet. Longer-term borrowings have been primarily used to fund mortgage-loan originations. This has occurred when FHLB longer-term rates are a more economical source of funding than traditional deposit gathering activities. Additionally, the Company occasionally uses FHLB borrowings to fund larger commercial loans.

As of March 31, 2004, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on the Company's liquidity, capital resources, or operations.

Contractual Obligations and Commercial Commitments

The Company has certain obligations and commitments to make future payments under contracts. At March 31, 2004, the aggregate contractual obligations and commercial commitments are:

                                          Payments Due by Period
Contractual Obligations            Less than    1-3       3-5    After 5
($ in thousands)          Total     One Year   Years     Years    Years
------------------------------------------------------------------------
Total Deposits           $278,306    236,577    41,284      433       12
FHLB Borrowings            43,307      4,444     6,054    4,653   28,156
Repurchase Agreements       3,562      3,562
                         --------  -------------------------------------
     Total               $325,175  $ 244,583  $ 47,338  $ 5,086  $28,168

                                       Amount of Unused Commitments - Expiration by Period
Other Commercial Commitments           Less than         1-3           3-5         After 5
(in thousands)                 Total    One Year        Years         Years         Years
------------------------------------------------------------------------------------------
Commitments to Extend Credit  $24,087  $ 10,947        $ 2,777       $ 1,554       $ 8,809
Letters of Credit                  74        74
                              -------  ---------------------------------------------------
     Total                    $24,161  $ 11,021        $ 2,777       $ 1,554       $ 8,809

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

Management believes as of March 31, 2004, there have been no material changes in the Company's interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in the Company's 10-K filed for the period ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the President and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES

                                                   Total Number of     Maximum Number
                                                        Shares         (or Approximate
                                                     Purchased as     Dollar Value) of
                                                   Part of Publicly    Shares that May
                     Total Number                      Announced      yet be Purchased
                      of Shares    Average Price       Plans or      Under the Plans or
      Date            Purchased    Paid per Share      Programs           Programs
---------------------------------------------------------------------------------------
Jan. 1, 2004 thru
Jan. 31, 2004          278,350        $ 21.00           None                 None

Feb. 1, 2004 thru
Feb. 29, 2004                0             NA             NA                   NA

March 1, 2004, thru
March 31, 2004               0             NA             NA                   NA

Total                  278,350        $ 21.00           None                 None

On August 28, 2003 Merchants Bancorp entered into a stock redemption agreement with 3 shareholders of the Company. Collectively, the three shareholders owned 351,349.994 common shares of the Company or 11.71% of outstanding shares. They desired to sell 333,349.994 of such shares (referred to herein as the "shares") to the Company. The Company retained Austin Associates, LLC to determine a "fair value" and issued a "fairness opinion" to the Company dated July 30, 2003. The purchase was made in 2 separate settlements. The first settlement was for 55,000 shares and a total of $1,155,000 and occurred on September 5, 2003. The second settlement occurred on January 5, 2004 for 278,349.994 remaining shares. The dollar value of this settlement was $5,845,349.97. The total value of the transaction was $7,000,349.87. The Company and its subsidiary bank, Merchants National Bank, were "well capitalized' both before and after consummation of the stock transaction.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of Merchants Bancorp, Inc. was held on April 27, 2004. At the meeting, the following individuals were elected as members to Class I of the Company's board of directors: Paul W. Pence, Jr., James R. Vanzant and Robert Hammond. There were no other individuals nominated for membership on the board, and no other matters were submitted for a vote at the meeting.

Shareholders of the Company are permitted to vote cumulatively in the election of directors. As of the record date established for the determination of shares entitled to vote at the meeting, the Company had 2,666,650 common shares issued and outstanding. 189,001 of the Company's common shares were not voted at the meeting. Following is a break-down of the votes cast "for" or "withheld" as to each individual nominated to Class I of the Company's board of directors:

Paul W. Pence, Jr   For: 2,476,961
                    Withheld: 688

James R. Vanzant    For: 2,468,887
                    Withheld: 8,762

Robert Hammond      For: 2,476,916
                    Withheld: 733

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (A) EXHIBITS - The following exhibits are filed as a part of this report:

Exhibit No.                               Exhibit
-----------  -------------------------------------------------------------------
3.1          Articles of Incorporation of Merchants Bancorp, Inc. filed as
             Exhibit (3)(I) to the Form 10 filed with the SEC on April 30, 2002 and incorporated herein by reference.

3.2 Code of Regulations filed as Exhibit (3)(II) to the Form 10 filed with the SEC on April 30, 2002 and incorporated herein by reference.

4            Instruments Defining the Rights of Security Holders (See Exhibits
             3.1 and 3.2).

31           Rule 13a-14(a) Certification

32           Section 1350 Certification

         (B) REPORTS ON FORM 8-K

                  On January 8, 2004, the Company filed a report on Form 8-K to announce its repurchase of 278,349.994 common shares, which occurred as part of a privately negotiated transaction.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MERCHANTS BANCORP, INC.

Date: May 14, 2004                           By: /s/ Paul W. Pence, Jr.
                                             -----------------------------------
                                                 Paul W. Pence, Jr., President
                                                 and Principal Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                               Exhibit
-----------                               -------
  3.1        Articles of Incorporation of Merchants Bancorp, Inc. filed as
             Exhibit (3)(I) to the Form 10 filed with the SEC on April 30, 2002 and incorporated herein by reference.

  3.2 Code of Regulations filed as Exhibit (3)(II) to the Form 10 filed with the SEC on April 30, 2002 and incorporated herein by reference.

  4          Instruments Defining the Rights of Security Holders (See Exhibits
             3.1 and 3.2).

  31         Rule 13a-14(a) Certification

  32         Section 1350 Certification