Form 10-Q
period 2004-06-30
MERCHANTS BANCORP INC/OH
filed 2004-08-13
CIK 1024724

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2004

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

         Common stock - 2,666,650 shares outstanding at August 13, 2004

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

The accompanying information has not been audited by a registered independent public accounting firm; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period. All such adjustments are of a normal and recurring nature.

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those made in the Registrant's Form 10-K. Accordingly, the reader of the Form 10-Q should refer to the Registrant's Form 10-K for the year ended December 31, 2003 for further information in this regard.

MERCHANTS BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2004 AND DECEMBER 31, 2003 (IN THOUSANDS EXCEPT SHARE DATA)

                                                                              JUNE 30,       DECEMBER 31,
                                                                               2004              2003
                                                                            (UNAUDITED)
ASSETS
CASH AND CASH EQUIVALENTS:
  Cash and due from banks                                                   $     12,108     $     13,770
  Federal funds sold                                                               5,675            8,625
                                                                            ------------     ------------
            Total cash and cash equivalents                                       17,783           22,395
                                                                            ------------     ------------
SECURITIES AVAILABLE FOR SALE
    (amortized cost of $31,824 and $31,835 respectively)                          32,464           33,085
                                                                            ------------     ------------
LOANS                                                                            294,584          288,624
Less allowance for loan losses                                                    (2,492)          (2,432)
                                                                            ------------     ------------
            Net loans                                                            292,092          286,192
                                                                            ------------     ------------
OTHER ASSETS:
  Bank premises and equipment, net                                                 3,607            3,844
  Accrued interest receivable                                                      2,512            3,112
  Deferred Income Tax                                                                470              262
  Other                                                                            4,784            3,531
                                                                            ------------     ------------
           Total other assets                                                     11,373           10,749
                                                                            ------------     ------------
TOTAL                                                                       $    353,712     $    352,421
                                                                            ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Deposits:
    Noninterest bearing                                                     $     31,380     $     31,693
    Interest bearing                                                             246,439          238,739
                                                                            ------------     ------------
          Total deposits                                                         277,819          270,432
                                                                            ------------     ------------
  Repurchase agreements                                                            3,631            2,784
  FHLB borrowings                                                                 41,452           43,706
  Other liabilities                                                                1,604            7,272
                                                                            ------------     ------------
          Total liabilities                                                      324,506          324,194
                                                                            ------------     ------------
SHAREHOLDERS' EQUITY:
  Common stock - no par value; 4,500,000 shares authorized
      and 3,000,000 shares issued, outstanding shares of 2,666,650 and 2,945,000 at June 30, 2004 and December 31, 2003,
      respectively                                                                 2,000            2,000
  Additional paid-in capital                                                       2,000            2,000
  Retained earnings                                                               31,953           30,571
  Accumulated other comprehensive income                                             253              656
  Treasury Stock, at cost 333,350 shares and 55,000 shares at
      June 30, 2004 and December 31, 2003, respectively                           (7,000)          (7,000)
                                                                            ------------     ------------
          Total shareholders' equity                                              29,206           28,227
                                                                            ------------     ------------
TOTAL                                                                       $    353,712     $    352,421
                                                                            ============     ============

See notes to condensed consolidated financial statements.

MERCHANTS BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                              JUNE 30,                      JUNE 30,
                                                                     ----------     ----------     ----------     ----------
                                                                        2004           2003           2004           2003
                                                                            (UNAUDITED)                   (UNAUDITED)
INTEREST INCOME:
  Interest and fees on loans                                         $    4,699     $    4,853     $    9,385     $    9,462
  Interest and dividends on securities:
    Taxable                                                                 131            180            270            393
    Exempt from income taxes                                                243            249            487            499
  Interest on federal funds sold and other short-term investments            37             56             68            102
                                                                     ----------     ----------     ----------     ----------
          Total interest income                                           5,110          5,338         10,210         10,456
                                                                     ----------     ----------     ----------     ----------
INTEREST EXPENSE:
  Interest on deposits                                                    1,202          1,335          2,378          2,727
  Interest on repurchase agreements and federal funds purchased              26             21             52             52
  Interest on FHLB borrowings                                               433            356            880            592
                                                                     ----------     ----------     ----------     ----------
          Total interest expense                                          1,661          1,712          3,310          3,371
                                                                     ----------     ----------     ----------     ----------
NET INTEREST INCOME                                                       3,449          3,626          6,900          7,085

PROVISION FOR LOAN LOSSES                                                  (181)          (262)          (334)          (666)
                                                                     ----------     ----------     ----------     ----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                         3,268          3,364          6,566          6,419
                                                                     ----------     ----------     ----------     ----------
NONINTEREST INCOME - Service charges and fees                               390            370            780            741
                                                                     ----------     ----------     ----------     ----------
NONINTEREST EXPENSE:
  Salaries and employee benefits                                          1,030          1,015          2,048          2,031
  Occupancy                                                                 255            311            519            617
  Legal and professional services                                           144            103            256            218
  Franchise tax                                                              61             60            127            144
  Data processing                                                            79             85            153            167
  Advertising                                                                72             49            140             90
  Other                                                                     362            304            757            624
                                                                     ----------     ----------     ----------     ----------
          Total noninterest expense                                       2,003          1,927          4,000          3,891
                                                                     ----------     ----------     ----------     ----------
INCOME BEFORE INCOME TAXES                                                1,655          1,807          3,346          3,269

INCOME TAXES                                                               (523)          (584)        (1,057)        (1,041)
                                                                     ----------     ----------     ----------     ----------
NET INCOME                                                           $    1,132     $    1,223     $    2,289     $    2,228
                                                                     ==========     ==========     ==========     ==========
BASIC AND DILUTED EARNINGS PER SHARE                                 $     0.42     $     0.41     $     0.86     $     0.74
                                                                     ==========     ==========     ==========     ==========

See notes to condensed consolidated financial statements.

MERCHANTS BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (IN THOUSANDS)

                                                                               2004           2003
                                                                                   (UNAUDITED)
OPERATING ACTIVITIES:
  Net income                                                                $    2,289     $    2,228
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                295            450
      Provision for loan losses                                                    334            666
      Gain on sale of mortgage loans                                              (102)          (120)
      Proceeds from sale of mortgage loans                                       8,438          8,982
      Mortgage loans originated for sale                                        (8,336)        (8,862)
      Changes in assets and liabilities:
        Accrued interest receivable                                                600           (155)
        Other assets                                                            (1,253)          (774)
        Accrued interest, taxes and other liabilities                           (5,669)          (164)
                                                                            ----------     ----------
           Net cash used in operating activities                                (3,404)         2,251
                                                                            ----------     ----------
INVESTING ACTIVITIES:
  Proceeds from sales and maturities of securities available for sale            4,963          5,166
  Purchases of securities available for sale                                    (4,988)          (200)
  Net increase in loans                                                         (6,234)       (27,183)
  Capital expenditures                                                             (23)          (187)
                                                                            ----------     ----------
           Net cash used in investing activities                                (6,282)       (22,404)
                                                                            ----------     ----------
FINANCING ACTIVITIES:
  Net  increase in deposits                                                      7,387          1,768
  Net  increase in repurchase agreements                                           847           (578)
  FHLB borrowings                                                                              20,250
  FHLB payments                                                                 (2,254)          (183)
  Dividends paid to stockholders                                                  (906)          (960)
                                                                            ----------     ----------
           Net cash provided by financing activities                             5,074         20,297
                                                                            ----------     ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (4,612)           144

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                             22,395         22,202
                                                                            ----------     ----------
  End of period                                                             $   17,783     $   22,346
                                                                            ==========     ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for federal income taxes                      $      425     $    1,175
                                                                            ==========     ==========
  Cash paid during the period for interest                                  $    3,309     $    3,397
                                                                            ==========     ==========

See notes to condensed consolidated financial statements.

MERCHANTS BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

1.    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

      The unaudited condensed consolidated financial statements include the accounts of Merchants Bancorp, Inc. and its wholly-owned subsidiary, Merchants National Bank (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

      In the opinion of management, these condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary to present the condensed consolidated financial position as of June 30, 2004, the results of operations for the three and six months ended June 30, 2004 and 2003, and of cash flows for the six-months ended June 30, 2004 and 2003. These condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnote disclosures necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Financial information as of December 31, 2003 has been derived from the audited consolidated financial statements of Merchants Bancorp, Inc. and subsidiary. The results of operations for the three and six months ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2003, included in the Company's Form 10-K.

      Earnings per Share - Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. For the three and six months ended June 30, 2004 the Company had 2,672,768 and 2,666,650 shares outstanding, respectively. For the three and six months ended June 30, 2003 the Company had 3,000,000 shares outstanding. There were no common stock equivalents or potentially diluted securities outstanding during the respective periods.

2.    NEW ACCOUNTING PRONOUNCEMENTS

      In March 2004, the Securities and Exchange Commission staff released Staff Accounting Bulletin (SAB) No. 105, "Application of Accounting Principles to Loan Commitments." This SAB disallows the inclusion of expected future cash flows related to the servicing of a loan in the determination of the fair value of a loan commitment. Further, no other internally developed intangible asset should be recorded as part of the loan commitment derivative. Recognition of intangible assets would only be appropriate in a third-party transaction, such as a purchase of a loan commitment or in a business combination. The SAB is effective for all loan commitments entered into after March 31, 2004, but does not require retroactive adoption for loan commitments entered into, on or before March 31, 2004. Adoption of this SAB did not have a material effect on the Company's Condensed Consolidated Financial Statements.

      In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The EITF reached a consensus on an other-than temporary impairment model for debt and equity securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and cost method investments. The basic model developed to evaluate whether an investment within the scope of Issue 03-1 is other-than temporarily impaired involves a three-step process including, determining whether an investment is impaired (fair value less than cost), evaluating whether the impairment is other-than-temporary and, if other-than-temporary, requiring recognition of an impairment loss equal to the difference between the investment's cost and its fair value. The three-step model used to determine other-than-temporary impairments shall be applied prospectively to all current and future investments in interim or annual reporting periods beginning after June 15, 2004. The amount of any other-than-temporary impairment that may need to be recognized in the future will be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee and the Registrant's intent and ability to hold the impaired investments at the time of the valuation.

3.    LOANS

      Major classifications of loans are summarized as follows (in thousands):

                                    JUNE 30,       DECEMBER 31,
                                      2004             2003
                                   (unaudited)
Commercial real estate            $     61,928     $     60,833
Commercial and industrial               25,990           25,165
Agricultural                            41,432           40,362
Residential real estate                135,827          131,656
Installment                             26,651           27,827
Other                                    2,756            2,781
                                  ------------     ------------
           Total                       294,584          288,624
Less allowance for loan losses          (2,492)          (2,432)
                                  ------------     ------------
                                  $    292,092     $    286,192
                                  ============     ============

4.    FHLB BORROWINGS

      All stock in the Federal Home Loan Bank ("FHLB") and qualifying first mortgage residential loans are pledged as collateral on FHLB borrowings. Interest rates of advances from the FHLB at June 30, 2004 are as follows (in thousands):

             INTEREST
               RATE         AMOUNT
            4.78%-5.39%    $ 4,000
               6.26 %        3,000
               5.23 %          172
               4.64 %       10,000
            2.82%-3.13%      2,024
            2.95%-4.04%      7,607
            3.02%-4.24%     14,649
                           -------
Total                      $41,452
                           =======

      The maximum amount available to the Company under FHLB borrowings was approximately $67.9 million and $78.0 million as of June 30, 2004 and December 31, 2003, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Merchants Bancorp, Inc. (the "Company") is a bank holding company and sole shareholder of Merchants National Bank (the "Bank"), headquartered in Hillsboro, Ohio. At June 30, 2004, the Company had total assets of approximately $353.7 million and total shareholders' equity of approximately $29.2 million.

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

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE, 2004 AND 2003

The Company reported net income of $1,132,000 and $1,223,000 for the three months ended June 30, 2004 and 2003, respectively. During the same periods, basic and diluted earnings per share were $.42 and $.41, respectively. On an annualized basis, return on average assets was 1.27% and return on average equity was 15.25% for the three months ended June 30, 2004, compared to 1.44% and 14.19%, respectively, for the comparable period in 2003. The large increase in the return on average equity is primarily due to a treasury stock transaction which occurred in August, 2003 and resulted in capital reduction of approximately $7,000,000.

Net interest income for the three months ended June 30, 2004, was $3,449,000, a decrease of $177,000, or 4.9%, compared to net interest income of $3,626,000 for the comparable period in 2003. Net interest margin was 4.10% for the three months ended June 30, 2004, compared to 4.54% for the comparable period in 2003. The average annualized yield on earning assets decreased to 6.07% for the three months ended June 30, 2004, from 6.69% for the comparable period in 2003. The average cost of interest-bearing funds was 2.25% for the three months ended June 30, 2004, a decrease from 2.50% for the comparable period in 2003. Management attributes the decrease in net interest margin to the recording of lower yielding 1-4 family loans and to loans continuing to reprice downward. Higher yielding loans have continued to pay off through out the last few years or refinance at a lower rate. The loan portfolio has substantially lower yielding loans than one year ago. Additionally, while loan rates continue to reprice or refinance downward, deposits have little room for downward repricing. For these reasons the net interest margins continues to fall.

The provision for loan losses was $181,000 and $262,000 for the three months ended June 30, 2004 and 2003, respectively, representing a decrease of 30.9%. Net charge-offs for the three months ended June 30, 2004 were $189,000, compared to $283,000 experienced during the three months ended June 30, 2003. Management increased the provision for loan losses during the three month period ending June 30, 2003 to reflect the increased estimate of probable loan losses in 2003, primarily related to certain borrowers within the agricultural portfolio, which were identified by management. The loan loss provision is significantly less in 2004 than in 2003 because the conditions and potential losses in the loan portfolio have improved considerably from second quarter 2003. Management has conducted a review of its agricultural lending approval process and made modifications where necessary to strengthen its underwriting process of agricultural operating loans. Management believes its review process has adequately identified probable loans within its portfolio on a timely basis.

Total noninterest income was $390,000 for the three months ended June 30, 2004, an increase of $20,000, or 5.4%, from $370,000 for the comparable period in 2003. The increase is due to an overall increase in the noninterest income accounts.

Total noninterest expense was $2,003,000 for the three months ended June 30, 2004, an increase of $76,000, or 3.9%, from $1,927,000 for the comparable period in 2003. It is typically expected for non-interest expense to increase 5-10% each year. The increase is significantly less due to a reduction in depreciation expense as a result of some assets becoming fully depreciated while the salaries and benefits have remained consistent compared to the same period last year. Salaries and benefits expense comprises the largest component of noninterest expense, with totals of $1,030,000 and $1,015,000 for the three months ended June 30, 2004 and 2003, respectively.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

The Company reported net income of $2,289,000 and $2,228,000 for the six months ended June 30, 2004 and 2003, respectively. During each of the same periods, basic and diluted earnings per share were $.86 and $.74, respectively. On an annualized basis, return on average assets was 1.29% and return on average equity was 15.81% for the six months ended June 30, 2004, compared to 1.34% and 12.87%, respectively, for the comparable period in 2003. The large increase in the return on average equity is primarily due to a treasury stock transaction which occurred in August, 2003 and resulted in capital reduction of approximately $7,000,000.

Net interest income for the six months ended June 30, 2004, was $6,900,000, a decrease of $185,000, or 2.61%, compared to net interest income of $7,085,000 for the comparable period in 2003. Net interest margin was 4.08% for the six months ended June 30, 2004, compared to 4.49% for the comparable period in 2003. The average annualized yield on earning assets decreased to 6.39% for the six months ended June 30, 2004, from 6.63% for the comparable period in 2003. The average cost of interest-bearing funds was 2.26% for the six months ended June 30, 2004, a decrease from 2.52% for the comparable period in 2003. Management attributes the decrease in net interest margin to the recording of lower yielding 1-4 family loans and to loans continuing to reprice downward. Higher yielding loans have continued to pay off through out the last few years or refinance at a lower rate. The loan portfolio has substantially lower yielding loans than one year ago. Additionally, while loan rates continue to reprice or refinance downward, deposits have little room for downward repricing. For these reasons the net interest margins continues to fall.

The provision for loan losses was $334,000 and $666,000 for the six months ended June 30, 2004 and 2003, respectively, representing a decrease of 49.9%. Net charge-offs for the six months ended June 30, 2004 were $274,000, compared to $477,000 experienced during the six months ended June 30, 2003. Management increased the provision for loan losses during the six month period ending June 30, 2003 to reflect the increased estimate of probable loan losses in 2003, primarily related to certain borrowers within the agricultural portfolio, which were identified by management. Management has conducted a review of its agricultural lending approval process and made modifications where necessary to strengthen its underwriting process of agricultural operating loans. Management believes its review process has adequately identified probable loans within its portfolio on a timely basis. The loan loss provision is significantly less in 2004 than in 2003 because the conditions and potential losses in the loan portfolio have improved considerably from 2003.

Total noninterest income was $780,000 for the six months ended June 30, 2004, an increase of $39,000, or 5.3%, from $741,000 for the comparable period in 2003. The increase is due to an overall increase in the noninterest income accounts.

Total noninterest expense was $4,000,000 for the six months ended June 30, 2003, an increase of $109,000, or 2.8%, from $3,891,000 for the comparable period in 2003. Salaries and benefits expense comprises the largest component of noninterest expense, with totals of $2,048,000 and $2,031,000 for the six months ended June 30, 2004 and 2003, respectively. It is typically expected for non-interest expense to increase 5-10% each year. The increase is significantly less due to a reduction in depreciation expense as a result of some assets becoming fully depreciated while the salaries and benefits have remained consistent compared to the same period last year.

FINANCIAL CONDITION

The Company's total assets increased to $353.7 million as of June 30, 2004 from $352.4 million as of December

31, 2003, an increase of .37%. The largest change in the balance sheet is a change in the mix of the assets. The two main areas affected by change in balance sheet mix were loans, which increased $6.0 million and cash and due from banks, which decreased $4.6 million.

LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company reported total loans of $294.6 million as of June 30, 2004 and $288.6 million as of December 31, 2003, an increase of $6.0 million, or 2.06%. The portfolio composition has remained consistent during the period.

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

The allowance for loan losses was 0.85% of total loans as of June 30, 2004 and 0.84% as of December 31, 2003.

The amount of nonaccrual loans decreased to $735,000 as of June 30, 2004, compared to $1,585,000 as of March 31, 2004, and $1,462,000 at December 31, 2003. As a percentage of total loans, nonaccrual loans represented 0.25% as of June 30, 2004, 0.55% as of March 31, 2004, and 0.51% as of December 31, 2003.
The decrease in non accrual loans is mainly due to the transfer of loan balances of $574,000 to Other Real Estate Owned ("OREO") and the remaining difference was either charged-off or liquidated.

The category of accruing loans which are past due 90 days or more was $843,000 as of June 30, 2004, $2,064,000 as of March 31, 2004, and $1,441,000 as of
December 31, 2003. As a percentage of total loans, loans past due 90 days and still accruing interest represented .29% as of June 30, 2004, 0.71% as of March 31, 2004, and 0.51% as of December 31, 2003. The decrease of $1,221,000 from March 2004 is primarily made up of four loans totalling $1,129,000. One loan with a balance of $290,000 was moved to OREO and the bank is in the liquidation process. One loan totaling $142,000 was charged off. The other two loan customers, totaling $697,000 have become current. One of the two loans was a farm mortgage that had lower than expected cash flow. The cosigner made the payment to bring current. The collateral is in the process of being sold by the customer. Management believes liquidation of underlying collateral will be sufficient to mitigate any significant loss on the loans.

As a percentage of the allowance for loan losses, total nonaccrual loans and loans past due 90 days or more were 63.3% as of June 30, 2004, 146.0% as of March 31, 2004, and 119.5% as of December 31, 2003.

DEPOSITS

Deposits totaled $277.8 million as of June 30, 2004, an increase of $7.4 million, or 2.7%, from $270.4 million as of December 31, 2003. Deposit growth has increased in all major areas of the deposit base.

FHLB BORROWINGS

Federal Home Loan Bank borrowings decreased $2.2 million to $41.5 million as of June 30, 2004 from $43.7 million as of December 31, 2003. The decrease in borrowings was primarily a result of principal loan payments made on the borrowings.

LIQUIDITY AND CAPITAL RESOURCES

The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors and to the earnings and financial condition of the Company and applicable laws and regulations. The Company paid $906,661 and $960,000 in dividends during the six months ended June 30, 2004 and 2003, respectively.

At June 30, 2004, consolidated Tier 1 risk based capital was 10.72%, and total risk-based capital was 11.64%. The minimum Tier 1 and total risk-based capital ratios required by the Board of Governors of the Federal Reserve are 4% and 8%, respectively.

National banking laws restrict the maximum amount of dividends that a bank may pay in any calendar year. Dividends are limited tot he Bank's retained profits (as defined by the Office of the Comptroller of the Currency) for that year and the two preceeding years. During 2003 and as a result of tax planning efforts, the Bank made a special dividend totaling $8,000,000. As a result, the Bank exceeded the amount of retained earnings available for cash dividends and must obtain approval from the Office of the Comptroller of the Currency for additional future dividends.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. Community bank liquidity management currently involves the challenge of attracting deposits while maintaining positive loan growth at a reasonable interest rate spread. The loan to deposit ratio at June 30, 2004 was 106.0% compared to 106.7% as of December 31, 2003. Loans to total assets were 83.3% at June 30, 2004 compared to 81.4% at the end of 2003. The securities portfolio is available for sale and consists of securities that are readily marketable. Approximately 86.7% of the available for sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available for sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 89% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company also has both short- and long-term borrowings capacity available through FHLB with unused available credit of approximately $12.5 million as of June 30, 2004. The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth, if necessary. Generally, the Company uses short-term borrowings to fund overnight and short-term funding needs in the Company's balance sheet. Longer-term borrowings have been primarily used to fund mortgage-loan originations. This has occurred when FHLB longer-term rates are a more economical source of funding than traditional deposit gathering activities. Additionally, the Company occasionally uses FHLB borrowings to fund larger commercial loans.

As of June 30, 2004, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on the Company's liquidity, capital resources, or operations.

CONTRACTUAL OBLIGATION AND COMMERCIAL COMMITMENTS

The Company has certain obligations and commitments to make future payments under contracts. At June 30, 2004, the aggregate contractual obligations and commercial commitments are:

                                                       Payments Due by Period
                                                    Less than           1-3              3-5            After 5
Contractual Obligations               Total          One Year          Years            Years            Years
   ($ in thousands)               ------------     ------------     ------------     ------------     ------------
Total Deposits                    $    277,819     $    235,677     $     41,701     $        429     $         12
FHLB Borrowings                         41,452            3,928            5,723            8,395           23,406
Repurchase Agreements                    3,631            3,631                0                0                0
                                  ------------     ------------     ------------     ------------     ------------
     Total                        $    322,902     $    243,236     $     47,424     $      8,824     $     23,418

                                                      Payments Due by Period
                                                     Less than          1-3              3-5            After 5
Other Commercial Commitments         Total           One Year          Years            Years            Years
      ($ in thousands)            ------------     ------------     ------------     ------------     ------------
Commitments to Extend Credit      $     27,063     $     11,422     $      3,151     $      2,214     $     10,276
Letters of Credit                           16               16                0                0                0
                                  ------------     ------------     ------------     ------------     ------------
     Total                        $     27,079     $     11,438     $      3,151     $      2,214     $     10,276

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

The Asset/Liability Committee is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. The guidelines established by Asset/Liability Committee are approved by the Company's Board of Directors. The primary goal of the asset/liability management function is to maximize net interest income within the interest rate risk limits set by approved guidelines. Techniques used include simulation modeling that measures the effect of rate changes on net interest income and market value of equity under different rate scenarios.

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

Management believes as of June 30, 2004, there have been no material changes in the Company's interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in the Company's Form 10-K filed for the period ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                                   Maximum Number
                                                                           Total Number of       (Approximate Dollar
                                                                          Shares Purchased      Value) of Shares that
                                                         Average Price   as Part of Publicly    May yet be Purchased
                                        Total Number of    Paid per        Announced Plans       Under the Plans or
             Date                      Shares Purchased      Share           or Programs              Programs
---------------------------------      ----------------  -------------   -------------------    ---------------------
Jan. 1, 2004 thru Jan. 31, 2004             278,350         $ 21.00              None                    None

Feb 1, 2004 thru Feb 29, 2004                     0              NA                NA                      NA

March 1, 2004 thru March 31, 2004                 0              NA                NA                      NA

April 1, 2004 thru April 30, 2004                 0              NA                NA                      NA

May 1, 2004 thru May 31, 2004                     0              NA                NA                      NA

June 1, 2004 thru June 30, 2004                   0              NA                NA                      NA
                                            -------         -------              ----                    ----
Total                                       278,350         $ 21.00              None                    None

The Company did not repurchase any of its common shares during the quarter ended June 30, 2004. For more information on the repurchases made by the Company during the quarter ended March 31, 2004, see the Company's report on Form 10-Q filed with the Commission on May 17, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Voting results from the Company's Annual Meeting of Shareholders held on April 27, 2004 can be found under Part II, Item 4 of the Company's report on Form 10-Q filed with the Commission on May 17, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS - The following exhibits are filed as a part of this report:

   Exhibit No.                          Exhibit

      3.1 Articles of Incorporation of Merchants Bancorp, Inc. filed as Exhibit (3)(I) to the Form 10 filed with SEC on April 30, 2002 and incorporated herein by reference.

      3.2 Code of Regulations filed as Exhibit (3)(II) to the Form 10 filed with the SEC on April 30, 2002 and incorporated herein by reference.

      4.          Instruments Defining the Rights of Security Holders. (See
                  Exhibit 3.1 and 3.2)

      31          Rule 13a-14(a) Certification

      32          Section 1350 Certification

(b) REPORTS ON FORM 8-K -

      The Company filed no reports on Form 8-K with the Commission during the quarter ended June 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MERCHANTS BANCORP, INC.

Date: August 13, 2004                         By: /s/ Paul W. Pence, Jr.
                                              Paul W. Pence, Jr., President and
                                              Principal Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                          Exhibit
-----------                          -------
   3.1         Articles of Incorporation of Merchants Bancorp, Inc. filed as
               Exhibit (3)(I) to the Form 10 filed with SEC on April 30, 2002 and incorporated herein by reference.

   3.2 Code of Regulations filed as Exhibit (3)(II) to the Form 10 filed with the SEC on April 30, 2002 and incorporated herein by reference.

   4.          Instruments Defining the Rights of Security Holders. (See
               Exhibit 3.1 and 3.2)

   31          Rule 13a-14(a) Certification

   32          Section 1350 Certification