Form 10-Q
period 2004-09-30
MERCHANTS BANCORP INC/OH
filed 2004-11-15
CIK 1024724

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004
                                       OR

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

        Common stock -- 2,666,650 shares outstanding at November 14, 2004

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

MERCHANTS BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2004 AND DECEMBER 31, 2003 (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                     SEPTEMBER 30,      DECEMBER 31,
                                                                                                         2004               2003
ASSETS                                                                                                (UNAUDITED)
CASH AND CASH EQUIVALENTS:
  Cash and due from banks                                                                              $  11,970          $  13,770
  Federal funds sold                                                                                       8,475              8,625
                                                                                                       ---------          ---------
      Total cash and cash equivalents                                                                     20,445             22,395
                                                                                                       ---------          ---------
SECURITIES AVAILABLE FOR SALE
    (amortized cost of $33,326 and $31,835 respectively)                                                  34,517             33,085
                                                                                                       ---------          ---------
LOANS                                                                                                    299,669            288,624
Less allowance for loan losses                                                                            (2,517)            (2,432)
                                                                                                       ---------          ---------
      Net loans                                                                                          297,152            286,192
                                                                                                       ---------          ---------
OTHER ASSETS:
  Bank premises and equipment, net                                                                         3,706              3,844
  Accrued interest receivable                                                                              2,962              3,112
  Deferred income tax                                                                                        282                262
  Other                                                                                                    4,635              3,531
                                                                                                       ---------          ---------
      Total other assets                                                                                  11,585             10,749
                                                                                                       ---------          ---------
TOTAL                                                                                                  $ 363,699          $ 352,421
                                                                                                       =========          =========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Deposits:
    Noninterest bearing                                                                                $  29,846          $  31,693
    Interest bearing                                                                                     256,713            238,739
                                                                                                       ---------          ---------
      Total deposits                                                                                     286,559            270,432
                                                                                                       ---------          ---------

  Repurchase agreements                                                                                    3,534              2,784
  FHLB borrowings                                                                                         40,966             43,706
  Other liabilities                                                                                        1,882              7,272
                                                                                                       ---------          ---------
      Total liabilities                                                                                  332,941            324,194
                                                                                                       ---------          ---------
SHAREHOLDERS' EQUITY:
  Common stock - no par value; 4,500,000 shares authorized and 3,000,000 shares issued, outstanding shares of 2,666,650 and
    2,945,000 at September 30, 2004 and December 31, 2003, respectively                                    2,000              2,000
  Additional paid-in capital                                                                               2,000              2,000
  Retained earnings                                                                                       33,141             30,571
  Accumulated other comprehensive income                                                                     617                656
  Treasury Stock, at cost, 333,350 shares and 55,000 shares at
  September 30, 2004 and December 31, 2003, respectively                                                  (7,000)            (7,000)
                                                                                                       ---------          ---------
      Total shareholders' equity                                                                          30,758             28,227
                                                                                                       ---------          ---------

TOTAL                                                                                                  $ 363,699          $ 352,421
                                                                                                       =========          =========


See notes to condensed consolidated financial statements.

MERCHANTS BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                                                                 ----------------------      ----------------------
                                                                                   2004          2003          2004          2003
                                                                                      (UNAUDITED)                 (UNAUDITED)
INTEREST INCOME:
  Interest and fees on loans                                                     $  4,761      $  4,804      $ 14,146      $ 14,266
  Interest and dividends on securities:
    Taxable                                                                           181           154           451           547
    Exempt from income taxes                                                          239           258           726           757
  Interest on federal funds sold and other short-term investments                      33            21           101           123
                                                                                 --------      --------      --------      --------
      Total interest income                                                         5,214         5,237        15,424        15,693
                                                                                 --------      --------      --------      --------
INTEREST EXPENSE:
  Interest on deposits                                                              1,320         1,245         3,698         3,972
  Interest on repurchase agreements and federal funds purchased                        24            20            76            72
  Interest on FHLB borrowings                                                         428           402         1,308           994
                                                                                 --------      --------      --------      --------
      Total interest expense                                                        1,772         1,667         5,082         5,038
                                                                                 --------      --------      --------      --------

NET INTEREST INCOME                                                                 3,442         3,570        10,342        10,655

PROVISION FOR LOAN LOSSES                                                            (160)       (1,785)         (494)       (2,451)
                                                                                 --------      --------      --------      --------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                                   3,282         1,785         9,848         8,204
                                                                                 --------      --------      --------      --------

NONINTEREST INCOME - Service charges and fees                                         396           384         1,176         1,125
                                                                                 --------      --------      --------      --------

NONINTEREST EXPENSE:
  Salaries and employee benefits                                                      980           747         3,028         2,778
  Occupancy                                                                           251           309           770           926
  Legal and professional services                                                     155           115           411           333
  Franchise tax                                                                        88            52           215           196
  Data processing                                                                      84            60           237           227
  Advertising                                                                          71            70           211           160
  Other                                                                               363           312         1,120           936
                                                                                 --------      --------      --------      --------
      Total noninterest expense                                                     1,992         1,665         5,992         5,556
                                                                                 --------      --------      --------      --------

INCOME BEFORE INCOME TAXES                                                          1,686           504         5,032         3,773

INCOME TAXES                                                                         (498)          (19)       (1,555)       (1,060)
                                                                                 --------      --------      --------      --------
NET INCOME                                                                       $  1,188      $    485      $  3,477      $  2,713
                                                                                 ========      ========      ========      ========

BASIC AND DILUTED EARNINGS PER SHARE                                             $   0.45      $   0.16      $   1.30      $   0.90
                                                                                 ========      ========      ========      ========


See notes to condensed consolidated financial statements.

MERCHANTS BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (IN THOUSANDS)

                                                                                                         2004                2003
                                                                                                               (UNAUDITED)
OPERATING ACTIVITIES:
  Net income                                                                                           $  3,477            $  2,713
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                                                                         416                 661
      Provision for loan losses                                                                             494               2,451
      Gain on sale of mortgage loans                                                                       (159)               (148)
      Proceeds from sale of mortgage loans                                                               14,860              11,159
      Mortgage loans originated for sale                                                                (14,701)            (11,011)
      Changes in assets and liabilities:
        Accrued interest receivable                                                                         150                (710)
        Other assets                                                                                     (1,104)               (758)
        Accrued interest, taxes and other liabilities                                                    (5,390)               (654)
                                                                                                       --------            --------
          Net cash provided by (used in) operating activities                                            (1,957)              3,703
                                                                                                       --------            --------
INVESTING ACTIVITIES:
  Proceeds from sales and maturities of securities available for sale                                     8,068               9,554
  Purchases of securities available for sale                                                             (9,594)             (2,830)
  Net increase in loans                                                                                 (11,454)            (40,101)
  Capital expenditures                                                                                     (244)               (203)
                                                                                                       --------            --------
          Net cash used in investing activities                                                         (13,224)            (33,580)
                                                                                                       --------            --------
FINANCING ACTIVITIES:
  Net increase in deposits                                                                               16,127               9,816
  Net increase in repurchase agreements                                                                     750                (677)
  FHLB borrowings                                                                                                            27,250
  FHLB payments                                                                                          (2,740)               (702)
  Dividends paid to stockholders                                                                           (906)               (960)
  Stock repurchase                                                                                                           (1,155)
                                                                                                       --------            --------
          Net cash provided by financing activities                                                      13,231              33,572
                                                                                                       --------            --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                     (1,950)              3,695

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                                                      22,395              22,202
                                                                                                       --------            --------
  End of period                                                                                        $ 20,445            $ 25,897
                                                                                                       ========            ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for federal income taxes                                                 $  1,160            $  1,800
                                                                                                       ========            ========
  Cash paid during the period for interest                                                             $  5,043            $  5,071
                                                                                                       ========            ========


See notes to condensed consolidated financial statements.

MERCHANTS BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


1.    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

       The unaudited condensed consolidated financial statements include the accounts of Merchants Bancorp, Inc. and its wholly-owned subsidiary, Merchants National Bank (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

       In the opinion of management, these condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary to present the condensed consolidated financial position as of September 30, 2004, the results of operations for the three and nine months ended September 30, 2004 and 2003, and of cash flows for the nine-months ended September 30, 2004 and 2003. These condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnote disclosures necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Financial information as of December 31, 2003 has been derived from the audited consolidated financial statements of Merchants Bancorp, Inc. and subsidiary. The results of operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2003, included in the Company's Form 10-K.

       Earnings per Share -- Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. For the three and nine months ended September 30, 2004 the Company had 2,666,650 and 2,627,721 weighted average shares outstanding, respectively. For the three and nine months ended September 30, 2003 the Company had 2,985,054 shares and 2,994,963 weighted average shares outstanding, respectively. There were no common stock equivalents or potentially diluted securities outstanding during the respective periods.

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

       In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The EITF reached a consensus on an other-than temporary impairment model for debt and equity securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and cost method investments. The basic model developed to evaluate whether an investment within the scope of Issue 03-1 is other-than temporarily impaired involves a three-step process including, determining whether an investment is impaired (fair value less than cost), evaluating whether the impairment is other-than-temporary and, if other-than-temporary, requiring recognition of an impairment loss equal to the difference between the investment's cost and its fair value. In September 2004, the FASB issued Staff Position ("FSP") No. EITF 03-01-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-01." This FSP delays the effective date of the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-01. The amount of any other-than-temporary impairment that may need to be recognized in the future will be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee, the Company's intent and ability to hold the impaired investments at the time of valuation and measurement and recognition guidance defined in a future FSP issuance.

       In May 2004, FASB issued FSP No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This FSP provides guidance on accounting for the effects of the Medicare prescription drug legislation by employers whose prescriptions drug benefits are actuarially equivalent to the drug benefit under Medicare Part D, and the subsidy is expected to offset or reduce the Company's costs for prescription drug coverage. The FSP is effective for the first interim period beginning after June 15, 2004. The FS also provides guidance for disclosures concerning the effect of the subsidy for employers when the employer has not yet determined actuarial equivalency. The adoption of this FSP did not have a material impact on the Company's financial condition or results of operations.

       In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-3, "Accounting for Certain Loans and Debt Securities Acquired in a Transfer." SOP 03-3 addresses the accounting for acquired loans that show evidence of having deteriorated in terms of credit quality since their origination (i.e. impaired loans). SOP 03-3 prohibits the carryover of an allowance for loan loss on certain acquired loans as credit losses are considered in the future cash flows assessment. SOP 03-3 is effective for loans that are acquired in fiscal years beginning after December 15, 2004. The Company does not anticipate this Statement will have a material effect on the Condensed Consolidated Financial Statements.


3.    LOANS

       Major classifications of loans are summarized as follows (in thousands):

                                                    SEPTEMBER         DECEMBER 31,
                                                      2004              2003
                                                   (unaudited)
Commercial real estate                              $  62,685         $  60,833
Commercial and industrial                              26,434            25,165
Agricultural                                           44,121            40,362
Residential real estate                               137,567           131,656
Installment                                            26,136            27,827
Other                                                   2,726             2,781
                                                    ---------         ---------
    Total                                             299,669           288,624
Less allowance for loan losses                         (2,517)           (2,432)
                                                    ---------         ---------
                                                    $ 297,152         $ 286,192
                                                    =========         =========


4.    FHLB BORROWINGS

       All stock in the Federal Home Loan Bank ("FHLB") and qualifying first mortgage residential loans are pledged as collateral on FHLB borrowings. Interest rates of advances from the FHLB at September 30, 2004 are as follows (in thousands):

MATURITY                 INTEREST
  YEAR                     RATE                 AMOUNT
  2008                 4.78%-5.39%            $    4,000
  2010                    6.26%                    3,000
  2011                    5.23%                      170
  2012                    4.64%                   10,000
  2013                 2.82%-3.13%                 1,973
  2018                 2.95%-4.04%                 8,455
  2023                 3.02%-4.24%                13,368
                                             -----------
Total                                        $    40,966
                                             ===========


       The maximum amount available to the Company under FHLB borrowings was approximately $77.6 million and $78.0 million as of September 30, 2004 and December 31, 2003, respectively.

5.     OTHER COMPREHENSIVE INCOME

       The following details the components of comprehensive income:

                                                                   FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                        SEPTEMBER 30,
                                                                          -------------                        -------------
                                                                     2004              2003               2004               2003
Net Income                                                          $ 1,188           $   485            $ 3,477            $ 2,713
Net change in unrealized gains
(losses) on available for sale
securities arising during the period,
net of tax                                                              363              (417)               (39)              (177)
                                                                    -------           -------            -------            -------
Comprehensive income (loss)                                         $ 1,551           $    68            $ 3,438            $ 2,536
                                                                    =======           =======            =======            =======

6.     TREASURY STOCK

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Merchants Bancorp, Inc. (the "Company") is a bank holding company and sole shareholder of Merchants National Bank (the "Bank"), headquartered in Hillsboro, Ohio. At September 30, 2004, the Company had total assets of approximately $363.7 million and total shareholders' equity of approximately $30.7 million.

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

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER, 2004 AND 2003

The Company reported net income of $1,188,000 and $485,000 for the three months ended September 30, 2004 and 2003, respectively. During the same periods, basic and diluted earnings per share were $.45 and $.16, respectively. On an annualized basis, return on average assets was 1.32% and return on average equity was 15.94% for the three months ended September 30, 2004, compared to ..57% and 5.93%, respectively, for the comparable period in 2003. The large increase in the return on average equity is partially due to a treasury stock transaction which occurred in August, 2003 and resulted in a capital reduction of approximately $7,000,000 and partially due to the chargeoff of $1.5 million that occurred in third quarter 2003 that did not occur in 2004.


Net interest income for the three months ended September 30, 2004, was $3,442,000, a decrease of $128,000, or 3.6%, compared to net interest income of $3,570,000 for the comparable period in 2003. Net interest margin was 4.1% for the three months ended September 30, 2004, compared to 4.4% for the comparable period in 2003. The average annualized yield on earning assets decreased to 6.2% for the three months ended September 30, 2004, from 6.5% for the comparable period in 2003. The average cost of interest-bearing funds was 2.38% for the three months ended September 30, 2004, a decrease from 2.4% for the comparable period in 2003. Management attributes the decrease in net interest margin to the recording of lower yielding 1-4 family loans and to loans continuing to reprice downward. Higher yielding loans have continued to be paid off throughout the last few years or refinance at a lower rate. The prime rate increased 75 basis points in the third quarter. However, portions of the bank's loan portfolio that are tied to prime may not be affected until the beginning of the fourth quarter of 2004 or the first quarter of 2005, depending on the repricing feature of the loans. As a result, the loan portfolio has substantially lower yielding loans than one year ago. Additionally, while loan rates continue to reprice or refinance downward, deposits have little room for downward repricing. For these reasons the net interest margin continues to fall.

The provision for loan losses was $160,000 and $1,785,000 for the three months ended September 30, 2004 and 2003, respectively. Net charge-offs for the three months ended September 30, 2004 were $135,000, compared to $1,706,000 experienced during the three months ended September 30, 2003. Management increased the provision for loan losses during the three month period ending September 30, 2003 to reflect the increased estimate of probable loan losses in 2003, primarily related to a certain commercial borrower, which was identified by management on July 23, 2003. The Company assessed the collateral situation and believed the collateral to be inadequate. In July 2003, the Company provided $1.5 million against the loan loss reserve relating to this credit loss. In July 2003, the company charged off $1.5 million against the loan loss reserve relating to this credit loss. Upon further review of the borrower's loans, the company estimated additional loss potential and made an additional allowance in the loan loss reserve for $80,000 in September 2003.

Total noninterest income was $396,000 for the three months ended September 30, 2004, an increase of $12,000, or 3.1%, from $384,000 for the comparable period in 2003. The increase is due to an overall increase in the noninterest income accounts.

Total noninterest expense was $1,992,000 for the three months ended September 30, 2004, an increase of $327,000, or 19.6%, from $1,665,000 for the comparable period in 2003. It is typically expected for non-interest expense to increase 5-10% each year. The increase is significantly more in 2004 partially due to the increase in bonus accrual. The bonus paid to employees is based on the average return on equity of the company. Because of the large credit loss in 2003, the income and return on equity was significantly less resulting in a lower bonus expense during 2003. Salaries and benefits expense comprises the largest component of noninterest expense, with totals of $980,000 and $747,000 for the three months ended September 30, 2004 and 2003, respectively.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

The Company reported net income of $3,477,000 and $2,713,000 for the nine months ended September 30, 2004 and 2003, respectively. During each of the same periods, basic and diluted earnings per share were $1.30 and $.90, respectively. On an annualized basis, return on average assets was 1.30% and return on average equity was 15.86% for the nine months ended September 30, 2004, compared to 1.08% and 10.83%, respectively, for the comparable period in 2003. The large increase in the return on average equity is partially due to a treasury stock transaction which occurred in August, 2003 and resulted in capital reduction of approximately $7,000,000 and partially due to the chargeoff of $1.5 million that occurred in third quarter 2003 that did not occur in 2004.

Net interest income for the nine months ended September 30, 2004, was $10,342,000, a decrease of $313,000, or 2.94%, compared to net interest income of $10,655,000 for the comparable period in 2003. Net interest margin was 4.06% for the nine months ended September 30, 2004, compared to 4.45% for the comparable period in 2003. The average annualized yield on earning assets decreased to 6.06% for the nine months ended September 30, 2004, from 6.55% for the comparable period in 2003. The average cost of interest-bearing funds was 2.30% for the nine months ended September 30, 2004, a decrease from 2.48% for the comparable period in 2003. Management attributes the decrease in net interest margin to the recording of lower yielding 1-4 family loans and to loans continuing to reprice downward. Higher yielding loans have continued to be paid off throughout the last few years or refinance at a lower rate. The prime rate increased 75 basis points in the third quarter. However, portions of the bank's loan portfolio that are tied to prime may not be affected until the beginning of the fourth quarter of 2004 or the first quarter of 2005, depending on the repricing feature of the loans. As a result, the loan portfolio has substantially lower yielding loans than one year ago. Additionally, while loan rates continue to reprice or refinance downward, deposits have little room for downward repricing. For these reasons the net interest margin continues to fall.


The provision for loan losses was $494,000 and $2,451,000 for the nine months ended September 30, 2004 and 2003, respectively, representing a decrease of 79.8%. Net charge-offs for the nine months ended September 30, 2004 were $409,000, compared to $2,183,000 experienced during the nine months ended September 30, 2003. Management increased the provision for loan losses during the nine month period ending September 30, 2003 to reflect the increased estimate of probable loan losses in 2003, that primarily related to a certain commercial borrower. The borrower was identified by management in July 2003. Upon review of the borrower and collateral position, the bank believed the collateral to be inadequate and made a provision for $1.5 million in July 2003 to cover estimated losses. The company charged off $1.5 million of the credit in September 2003 with additional allowances of $80,000 made to the loan loss reserve.

The remaining charge offs in the first nine months of 2003 were primarily within the agricultural portfolio which were identified by management. Management has conducted a review of its agricultural lending approval process and made modifications where necessary to strengthen its underwriting process of agricultural operating loans. Management believes its review process has adequately identified probable loans within its portfolio on a timely basis. The loan loss provision is significantly less in 2004 than in 2003 because the conditions and potential losses in the loan portfolio have improved considerably from 2003.

Total noninterest income was $1,176,000 for the nine months ended September 30, 2004, an increase of $51,000, or 4.53%, from $1,125,000 for the comparable period in 2003. The increase is due to an overall increase in the noninterest income accounts.

Total noninterest expense was $5,992,000 for the nine months ended September 30, 2003, an increase of $436,000, or 7.9%, from $5,556,000 for the comparable period in 2003. Salaries and benefits expense comprises the largest component of noninterest expense, with totals of $3,028,000 and $2,778,000 for the nine months ended September 30, 2004 and 2003, respectively. The increase in salaries and benefits is significantly more in 2004 mainly due to the increase in bonus accrual. The bonus paid to employees is based on the average return on equity of the company. Because of the large credit loss in 2003, the income and return on equity was significantly less. Therefore the bonus accrual was much less than an average year in 2003.


FINANCIAL CONDITION

The Company's total assets increased to $363.7 million as of September 30, 2004 from $352.4 million as of December 31, 2003, an increase of 3.2%. The largest change in the balance sheet is an increase in the loan balances. Loans grew by $11 million with the other assets only changing slightly.


LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company reported total loans of $299.7 million as of September 30, 2004 and $288.6 million as of December 31, 2003, an increase of $11.0 million, or 3.83%. The portfolio composition has remained consistent during the period.

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

The allowance for loan losses was 0.84% of total loans as of September 30, 2004 and December 31, 2003.

The amount of nonaccrual loans decreased to $535,000 as of September 30, 2004, compared to $735,000 as of June 30, 2004, and $1,462,000 at December 31, 2003.
As a percentage of total loans, nonaccrual loans represented 0.18% as of September 30, 2004, 0.25% as of June 30, 2004, and 0.51% as of December 31, 2003. The decrease in non accrual loans from year end is mainly due to the transfer of loan balances of $574,000 to Other Real Estate Owned ("OREO") and the remaining difference was either charged-off or liquidated.

The category of accruing loans which are past due 90 days or more was $720,000 as of September 30, 2004, $843,000 as of June 30, 2004, and $1,441,000 as of
December 31, 2003. As a percentage of total loans, loans past due 90 days and still accruing interest represented .24% as of September 30, 2004, 0.29% as of June 30, 2004, and 0.51% as of December 31, 2003. The decrease of $721,000 from December 2003 is primarily made up of three loans totaling $545,000. One loan with a balance of $155,000 was moved to OREO and the bank is in the liquidation process. The other two loans have been restructured and the borrowers are current on their payments. Management believes the underlying collateral of the loans is sufficient to cover the borrowings if liquidation would become necessary.

As a percentage of the allowance for loan losses, total nonaccrual loans and loans past due 90 days or more were 49.9% as of September 30, 2004, 63.3% as of June 30, 2004, and 119.5% as of December 31, 2003.

DEPOSITS

Deposits totaled $286.5 million as of September 30, 2004, an increase of $16.1 million, or 6.0%, from $270.4 million as of December 31, 2003. Certificate of deposits grew $14.0 million. Super now accounts have grown $3.3 million while savings account balances grew $2.7 million. The other deposit areas decreased slightly.

FHLB BORROWINGS

Federal Home Loan Bank borrowings decreased $2.7 million to $41.0 million as of September 30, 2004 from $43.7 million as of December 31, 2003. The decrease in borrowings was primarily a result of principal loan payments made on the borrowings.



LIQUIDITY AND CAPITAL RESOURCES

The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors and to the earnings and financial condition of the Company and applicable laws and regulations. The Company paid $906,661 and $960,000 in dividends during the nine months ended September 30, 2004 and 2003, respectively.

At September 30, 2004, consolidated Tier 1 risk based capital was 11.12%, and total risk-based capital was 12.05%. The minimum Tier 1 and total risk-based capital ratios required by the Board of Governors of the Federal Reserve are 4% and 8%, respectively.

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

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. Community bank liquidity management currently involves the challenge of attracting deposits while maintaining positive loan growth at a reasonable interest rate spread. The loan to deposit ratio at September 30, 2004 was 104.6% compared to 106.7% as of December 31, 2003. Loans to total assets were 82.4% at September 30, 2004 compared to 81.9% at the end of 2003. The securities portfolio is available for sale and consists of securities that are readily marketable. Approximately 87.8% of the available for sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available for sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 88% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company also has both short- and long-term borrowings capacity available through FHLB with unused available credit of approximately $25.1 million as of September 30, 2004. The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth, if necessary. Generally, the Company uses short-term borrowings to fund overnight and short-term funding needs in the Company's balance sheet. Longer-term borrowings have been primarily used to fund mortgage-loan originations. This has occurred when FHLB longer-term rates are a more economical source of funding than traditional deposit gathering activities. Additionally, the Company occasionally uses FHLB borrowings to fund larger commercial loans.

As of September 30, 2004, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on the Company's liquidity, capital resources, or operations.

CONTRACTUAL OBLIGATION AND COMMERCIAL COMMITMENTS

The Company has certain obligations and commitments to make future payments under contracts. At September 30, 2004, the aggregate contractual obligations and commercial commitments are:




Contractual Obligations                                                   Payments Due by Period
($ in thousands)                                                     Less than            1-3               3-5              After 5
                                                     Total            One Year           Years             Years              Years
------------------------------------------------------------------------------------------------------------------------------------
Total Deposits                                      $286,559          $261,554          $ 17,362          $  7,631          $     12
FHLB Borrowings                                       40,966             3,454             5,699             8,374            23,439
Repurchase Agreements                                  3,534             3,534                 0                 0                 0
                                                    --------          --------          --------          --------          --------
   Total                                            $331,059          $268,542          $ 23,061          $ 16,005          $ 23,451




Other Commercial Commitments                                              Payments Due by Period
($ in thousands)                                                         Less than          1-3               3-5            After 5
                                                          Total          One Year           Years            Years            Years
------------------------------------------------------------------------------------------------------------------------------------
Commitments to Extend Credit                             $25,482          $10,620          $ 2,983          $ 1,597          $10,282
                                                         -------          -------          -------          -------          -------
   Total                                                 $25,482          $10,620          $ 2,983          $ 1,597          $10,282

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

Management believes as of September 30, 2004, there have been no material changes in the Company's interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in the Company's Form 10-K filed for the period ended December 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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


ITEM 6.  EXHIBITS.

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


                                          MERCHANTS BANCORP, INC.

Date:    November 13, 2004                  By: /s/ Paul W. Pence, Jr.
                                            Paul W. Pence, Jr., President and
                                            Principal Financial Officer

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