Form 10-K
period 2004-12-31
MERCHANTS BANCORP INC/OH
filed 2005-03-31
CIK 1024724

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to _________________

Commission file number 0-49771

                            Merchants Bancorp, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its Charter.)

              Ohio                                        31-1467303
-------------------------------               ----------------------------------
(State or other jurisdiction of               (IRS) Employer Identification No.)
incorporation or organization)

      100 North High Street, Hillsboro, Ohio                      45133
-------------------------------------------------        -----------------------
     (Address of principal executive offices)                   (ZIP Code)

                                 (937) 393-1993
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

   Title Of Each Class                 Name of Each Exchange On Which Registered
-------------------------------        -----------------------------------------

_______________________________        _________________________________________

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

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $53,333,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 2,666,650 common shares

                      DOCUMENTS INCORPORATED BY REFERENCE

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

Portions of the Company's Proxy Statement to shareholders in connection with the 2005 annual meeting of shareholders are incorporated by reference into Part III of this Report on Form 10-K.

                                     PART I

ITEM 1. BUSINESS

General

      Merchants Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Ohio on March 29, 1996 at the direction of the Board of Directors of the Merchants National Bank (the "Bank") for the purpose of becoming a bank holding company by acquiring all of the outstanding shares of the Bank. In December, 1996 the Company became the sole shareholder of the Bank. The principal office of the Company is located at 100 North High Street, Hillsboro, Ohio 45133. Hillsboro, situated in south central Ohio, is centrally located between the cities of Columbus, Cincinnati and Dayton, and is the county seat of Highland County. Highland County has a population of approximately 42,000. The company, through its banking affiliate, also conducts business in the neighboring counties of Madison and Fayette, which have populations of approximately 40,000 and 28,000 respectively.

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

      The Bank is a national banking association organized under the laws of the United States. The Bank is regulated by the Office of the Comptroller of the Currency ("OCC"), and its deposits are insured by the Federal Deposit Insurance Company ("FDIC") to the extent permitted by law and, as a subsidiary of the Company, is regulated by the Board of Governors of the Federal Reserve. As of December 31, 2004, the Company and its subsidiary had consolidated total assets of approximately $364 million, consolidated total deposits of approximately $288 million and consolidated total shareholders' equity of approximately $30.8 million.

Employees

      As of December 31, 2004, the Bank had 89 full-time and 6 part-time employees. The Bank provides a number of benefits for its full-time employees, including health and life insurance, pension, profit sharing and 401(k) plans, workers' compensation, social security, paid vacations, and certain bank services.

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

      Pursuant to Deposit Market Share statistical information compiled by the Federal Deposit Insurance Corporation, there are approximately twenty (20) financial institutions operating in the Bank's market. As of June 30, 2004 (the most recent date for which the compiled statistical information is available) the Bank possessed the second largest market share with $275.3 million in total deposits, representing a market share of approximately 18.5%. Three other depositary institutions also possess over 10% of the market share in the Bank's market.

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

Regulatory Capital Requirements

      The Company is required by the various regulatory authorities to maintain certain capital levels. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses. The required capital levels and the Company's capital position at December 31, 2004 are summarized in the table included in Note 13 to the consolidated financial statements.

FDICIA

      The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized-and requires U.S. federal bank regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank's compliance with the plan up to the lesser of 5% of the bank's or thrift's assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31,

2004, the Company's banking subsidiary was well capitalized pursuant to these prompt corrective action guidelines.

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

In March 2005, Merchants National Bank filed a branch application with the Office of the Comptroller of the Currency to open a branch in Mt. Orab, OH.

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

                                      2004
--------------------------------------------------------------------------------
  First Quarter        Second Quarter        Third Quarter      Fourth Quarter
-----------------   --------------------  ------------------  ------------------
High        Low       High       Low       High        Low     High        Low
$21.00    $ 20.00   $ 20.00    $ 20.00    $ 21.00    $ 19.00  $ 22.50    $ 18.77

                                      2003
--------------------------------------------------------------------------------
  First Quarter        Second Quarter       Third Quarter       Fourth Quarter
-----------------   --------------------  ------------------  ------------------
High        Low       High       Low       High        Low     High        Low
$25.00    $ 18.00   $ 23.00    $ 20.00    $ 25.00    $ 20.00  $ 22.50    $ 20.00

      At December 31, 2004, the Company had 2,666,650 shares of common stock outstanding. All of such shares are eligible for sale in the open market without restriction or registration under the Securities Act of 1933, as amended (the "Securities Act"), except for shares held by "affiliates" of the Company. Shares held by affiliates are subject to the resale limitations of Rule 144, as promulgated under the Securities Act. For purposes of Rule 144, "affiliates" are deemed to be all Directors, Executive Officers and ten percent beneficial owners of the Company. As of December 31, 2004, affiliates of the Company had beneficial ownership of an aggregate of 645,129 shares of the Company's common stock. The Company has one shareholder with beneficial ownership of more than ten percent of its outstanding shares, and such individual is also a Director of the Company.

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

      On August 28, 2003 Merchants Bancorp entered into a stock redemption agreement with 3 shareholders of the Company. Collectively the three shareholders owned 351,350 common shares of the Company or 11.71% of outstanding shares. They sold 333,350 of such shares (referred to herein as the "shares") to the Company. The Company retained Austin Associates, LLC to determine a "fair value" and issued a "fairness opinion" to the Company dated July 30, 2003. The purchase was made in two separate settlements. The first settlement was for 55,000 shares and a total of $1,155,000 and occurred on September 5, 2003. The second settlement occurred on January 9, 2004 for the 278,350 remaining shares. The dollar value of the second settlement is $5,845,349.87 and was recorded in other liabilities on the December 31, 2003 financial statements. The total value of the transaction was $7,000,349.87.

b.    Holders

      The number of holders of record of the Company's common stock at December 31, 2004 was 833.

c.    Dividends

      Dividends are generally declared by the Board of Directors of the Company semiannually (June 30 and December 31, respectively). Dividends per share declared by the Company on its common stock during the years of 2004 and 2003 are as follows:

                    2004              2003
Month
  June             $ 0.34            $ 0.32
  December         $ 0.36            $ 0.32
                   ------            ------

TOTALS             $ 0.70            $ 0.64
                   ======            ======

      The Company currently expects that comparable semiannual cash dividends will continue to be paid in the future. For information on regulatory restrictions to the Board's ability to declare and pay dividends, please refer to the following: (1) Supervision and Regulation - Dividend Restrictions and (2)
Note 13 to the Company's Consolidated Financial Statements, Regulatory Matters.

The Company's Quarterly Financial Data for 2004 and 2003 follows:

                                                                            Three months ended
                                        ------------------------------------------------------
(in thousands, except per share data)   March 31        June 30        Sept 30        Dec 31
-------------------------------------   ---------      ---------      ---------      ---------
2004
Net interest income                     $   3,451      $   3,449      $   3,442      $   3,285
Provision for loan losses                     153            181            160            182
Noninterest income                            390            390            396            365
Noninterest expense                         1,997          2,003          1,992          1,951
Net income                              $   1,157      $   1,132      $   1,188      $   1,130

Per common share:
Basic and diluted earnings per share    $    0.43      $    0.42      $    0.45      $    0.42
Dividends declared                      $       -      $    0.34      $       -      $    0.36

Selected ratios:
Return on average assets, annualized         1.30%          1.27%          1.32%          1.23%
Return on average common equity,
annualized                                  16.29%         15.25%         15.94%         14.57%
Net interest margin, annualized              4.11%          4.10%          4.10%          3.80%

2003
Net interest income                     $   3,459      $   3,626      $   3,570      $   2,931
Provision for loan losses                     404            262          1,785            456
Noninterest income                            371            370            384            381
Noninterest expense                         1,964          1,927          1,665          1,356
Net income                              $   1,005      $   1,223      $     485      $   1,078

Per common share:
Basic and diluted earnings
per share                               $    0.34      $    0.41      $    0.16      $    0.38
Dividends declared                      $       -      $    0.32      $       -      $    0.32

Selected ratios:
Return on average assets,
annualized                                   1.24%          1.44%           .57%          1.26%
Return on average common
equity, annualized                          12.01%         14.19%          5.93%         13.18%
Net interest margin, annualized              4.53%          4.54%          4.44%          3.50%

ITEM 6. SELECTED FINANCIAL DATA.

      The following table sets forth certain information derived from the consolidated financial information of the Company for each of the years as of December 31 (in thousands, except per share data).

SELECTED FINANCIAL DATA

                                                          2004          2003          2002          2001          2000
                                                        --------      --------      --------      --------      --------
Interest and loan fee income                            $ 20,565      $ 20,310      $ 20,866      $ 22,431      $ 21,603
Interest expense                                           6,938         6,724         7,894        10,793        10,395
Net interest income                                       13,627        13,586        12,972        11,638        11,208
Provision for loan losses                                    676         2,907           436           177           177
Net interest income after provision for loan losses       12,951        10,679        12,536        11,461        11,031
Noninterest income                                         1,541         1,506         1,509         1,472         1,269
Noninterest expense                                        7,943         6,912         7,110         6,576         6,131
Income before income taxes                                 6,549         5,273         6,935         6,357         6,169
Income taxes                                               1,942         1,482         2,163         1,952         1,964
Net income                                                 4,607         3,791         4,772         4,405         4,205

YEAR-END BALANCES

Assets                                                  $363,981      $352,421      $318,799      $304,896      $278,734
Securities                                                31,979        33,085        40,012        38,221        37,753
Loans, net                                               292,091       286,192       246,164       221,767       220,460
Deposits                                                 287,831       270,432       262,716       262,608       236,046
Short Term Borrowings                                      2,944         2,784         3,365         1,424         1,887
Federal Home Loan Bank advances                           39,920        43,706        17,470         8,993         7,000
Shareholders' equity                                      30,778        28,227        33,508        30,232        27,114


AVERAGE BALANCES

Assets                                                  $359,924      $341,025      $308,488      $288,236      $265,957
Securities                                                34,152        36,376        45,511        37,245        40,639
Loans                                                    294,130       272,013       237,788       227,150       210,325
Deposits                                                 282,008       268,069       253,869       246,919       231,047
Short-term borrowings                                      3,445         2,961         3,158         1,996         2,150
Federal Home Loan Bank advances                           41,638        34,061        17,649         8,285         6,403
Shareholders' equity                                      30,278        32,878        32,384        29,357        25,523

SELECTED FINANCIAL RATIOS

Net interest margin (tax equivalent)                        4.15%         4.38%         4.63%         4.37%         4.55%
Return on average assets                                    1.28%         1.11%         1.55%         1.53%         1.58%
Return on average equity                                   15.22%        11.53%        14.74%        15.00%        16.48%
Average equity to average assets                            8.41%         9.64%        10.50%        10.19%         9.60%
Dividend payout ratio                                      40.52%        50.18%        37.72%        35.41%        32.10%
Ratio of nonperforming loans to total loans                 0.40%         0.51%         0.19%         0.17%         0.14%
Ratio of loan loss allowance to total loans                 0.86%         0.84%         0.85%         0.88%         0.86%
Ratio of loan loss allowance to nonperforming loans          213%          166%          368%          512%          599%
Basic earnings per share(1)                             $   1.73      $   1.27      $   1.59      $   1.47      $   1.40
Diluted earnings per share(1)                           $   1.73      $   1.27      $   1.59      $   1.47      $   1.40
Dividends declared per share(1)                         $   0.70      $   0.64      $   0.60      $   0.52      $   0.45
Efficiency ratio(2)                                        52.37%        45.80%        49.10%        50.16%        49.13%

(1) Per share amounts have been retroactively restated to reflect the 3 for 1 stock split in 2001.
(2) Computed by dividing noninterest expense by the sum of net interest income and noninterest income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis comparing 2004 to prior years should be read in conjunction with the audited consolidated financial statements at December 31, 2004 and 2003 and for the three years ended December 31, 2004. In addition to the historical information contained herein with respect to the Company, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Company's operation and the Company's actual results could differ significantly from those discussed in the forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would" and "could." These forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, portfolio growth, the credit performance of the portfolios, including bankruptcies, and seasonal factors; changes in general economic conditions including the performance of financial markets, the prices of crops, prevailing inflation and interest rates, and losses on lending activities; results of various investment activities; the effects of competitors' pricing policies, of changes in laws and regulations on competition and of demographic changes on target market populations' savings and financial planning needs; industry changes in information technology systems on which we are dependent; and the resolution of legal proceedings and related matters. In addition, the policies and regulations of the various regulatory authorities could affect the Company's results. These statements are representative only on the date hereof, and the Company undertakes no obligation to update any forward-looking statements made.

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

      Homogenous loans, such as consumer installment and residential mortgage loans, are not individually reviewed for impairment by management. Reserves are established for each pool of loans based on the expected net charge-offs. Loss rates are based on the average two-year net charge-off history by loan category.

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

      The Corporation has not substantively changed its overall approach in the determination of the allowance for loan losses. Excluding the refinement from a five year to a two year trend in the calculation of the allowance for loan loss for homogeneous loans, there have been no material changes in assumptions or estimation techniques as compared to prior years that impacted the determination of the current year allowance.

      Based on the procedures discussed above, management believes the allowance for loan losses was adequate to absorb estimated loan losses associated with the loan portfolio at December 31, 2004. See further information regarding the allowance for loan losses in Notes 1 and 4 of the Notes to the consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

      In December 2003, the FASB issued SFAS No. 132 (Revised 2003), Employers' Disclosure about Pension and Other Postretirement Benefits. This Statement expands upon the existing disclosure requirements as prescribed under the original SFAS No. 132 by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. SFAS No. 132 (Revised) also requires companies to disclose various elements of pension and postretirement benefit costs in interim period financial statements beginning after December 15, 2003. This Statement is effective for financial statements with fiscal years ending after December 15, 2003. The Corporation adopted this Standard and all its required disclosures are included in Note 9.

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

      In March 2004, the Securities and Exchange Commission staff released Staff Accounting Bulletin (SAB)No. 105, "Application of Accounting Principles to Loan Commitments." This SAB disallows the inclusion of expected future cash flows related to the servicing of a loan in the determination of the fair value of a loan commitment. Further, no other internally developed intangible asset should be recorded as part of the loan commitment derivative. Recognition of intangible assets would only be appropriate in a third-party transaction, such as a purchase of a loan commitment or in a business combination. The SAB is effective for all loan commitments entered into after March 31, 2004, but does not require retroactive adoption for loan commitments entered into, on or before March 31, 2004. Adoption of this SAB did not have a material effect on the Company's Condensed Consolidated Financial Statements.

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

      In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment." This Statement requires measurement of the costs of employee services received in exchange for an awared of equity instruments based on the grant-date fair value of the award with the cost to be recognized over the vesting period. This Statement is effective for financial statements as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Corporation does not anticipate this statement will have a material effect on the consolidated financial statements.

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

I.    RESULTS OF OPERATIONS

Overview

      Net income for 2004 was $4.6 million, an increase of 21.5% from 2003 net income of $3.8 million, which was a decrease of 20.5% over 2002 net income of $4.7 million. Net income per share was $1.73 in 2004, compared to $1.27 in 2003, and $1.59 in 2002. The increase in net income from 2003 is primarily due to additional accrual to the loan loss reserve in 2003 for higher than normal credit losses in the agricultural loan area and one large credit loss in the commercial area. The credit loss is discussed further in the "Loans and Allowance for Loan Losses" section of this report. Net interest income before the provision for loan losses remained flat at $13.6 million in 2004 and 2003, and was an increase from $13.0 million in 2002, representing an increase of 4.7% from 2002. The provision for loan losses was $676,000, $2,907,000, and $436,000 in 2004, 2003, and 2002, respectively. Noninterest income remained the same at $1.5 million in 2004, 2003, and 2002. Noninterest expense increased 14.9% to $7.9 million for 2004, from $6.9 million in 2003, which was a decrease of 2.8% from $7.1 million in 2002.

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

CONSOLIDATED AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT INCOME/EXPENSE AND YIELDS/RATES (IN THOUSANDS)

                                                   2004                           2003                            2002
                                    -------------------------------   ----------------------------  -------------------------------
                                      AVERAGE                YIELD/    AVERAGE               YIELD  AVERAGE                 YIELD/
                                      BALANCE      INTEREST   RATE     BALANCE     INTEREST  RATE   BALANCE   INTEREST      RATE
                                    ----------     --------   ----    --------     --------  ----   -------   --------      ----
Interest-earning assets:

Loans (1)(2)(3)                     $   294,130  $    18,770   6.38%  $   272,013  $  18,455  6.78% $ 237,788 $   18,520       7.79%
Securities available for sale (3)        31,845        2,061   6.47%       34,198      2,166  6.33%    43,420      2,648       6.10%
FHLB and FRB stock                        2,307           98   4.25%        2,178         89  4.09%     2,091         98       4.69%
Interest-bearing deposits                   144            9   6.25%            8          3 37.50%     1,553         27       0.80%
Federal funds sold                       13,174          166   1.26%       14,605        157  1.07%     6,748         92       1.36%
                                    -----------  -----------   ----   -----------  ---------  ----  --------- ----------       ----
Total interest-earning assets           341,600       21,104   6.18%      323,002     20,870  6.46%   291,600     21,385       7.33%
                                    -----------  -----------   ----   -----------  ---------  ----  --------- ----------       ----
Noninterest-earning assets               20,808                            20,535                      18,950
Less: Allowance for loan losses          (2,484)                           (2,512)                     (2,062)
                                    -----------                       -----------                   ---------
Total assets                        $   359,924                       $   341,025                   $ 308,488
                                    ===========                       ===========                   =========

Interest-bearing liabilities:

Interest-bearing demand deposits    $    86,863  $     1,242   1.43%  $    83,020  $   1,299  1.56% $  68,787 $    1,379       2.00%
Savings deposits                         27,843          237   0.85%       24,801        225  0.91%    20,759        348       1.68%
Time deposits > $100                     31,860          892   2.80%       29,909        794  2.65%    27,798      1,004       3.61%
Other time deposits                     104,705        2,744   2.62%      101,253      2,870  2.83%   107,565      4,169       3.88%
Securities sold under repo
  agreement                               3,445           97   2.82%        2,961         90  3.04%     2,088         91       4.36%
Federal funds purchased                                                                                 1,070         21       1.96%
Federal Home Loan Bank advances          41,638        1,726   4.15%       34,061      1,447  4.25%    17,649        882       5.00%
                                    -----------  -----------   ----   -----------  ---------  ----  --------- ----------       ----
Total interest-bearing liabilities      296,354        6,938   2.34%      276,005      6,725  2.44%   245,716      7,894       3.21%
                                    -----------  -----------   ----   -----------  ---------  ----  --------- ----------       ----
Noninterest-bearing liabilities:

Demand deposits                          30,737                            29,086                      28,960
Other liabilities                         2,555                             3,056                       1,428
Shareholders' equity                     30,278                            32,878                      32,384
                                    -----------                       -----------                   ---------
Total liabilities and shareholders'
 equity                             $   359,924                       $   341,025                   $ 308,488
                                    ===========                       ===========                   =========

Net interest income                              $    14,166                       $  14,145                  $   13,491
                                                 ===========                       =========                  ==========

Net interest spread (4)                                        3.84%                          4.02%                            4.12%
                                                               ====                           ====                             ====

Net interest margin (5)                                        4.15%                          4.38%                            4.63%
                                                               ====                           ====                             ====

(1) Nonaccrual loans are included loan totals and do not have a significant impact on the information presented. Interest on nonaccrual loans is recorded whe (TEXT MISSING)

(2) Interest includes fees on loans of $567, $398, and $675, in 2004, 2003, and 2002, respectively.

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

                                        Change Due   Change      Total      Change Due     Change Due      Total
                                            to       Due to     Changes         to            to          Changes
                                          Volume     Rate      2004/2003      Volume         Rate        2003/2002
                                        ----------  --------   ---------    ----------    -----------   -----------
INTEREST INCOME ATTRIBUTABLE TO:
Loans                                   $ 1,505     $(1,189)    $   316     $ 2,666       $(2,731)      $   (65)
Securities available for sale              (149)         44        (105)       (562)           80          (482)
FHLB and FRB Stock                            5           4           9           4           (13)           (9)
Interest-bearing deposits                    51         (45)          6         (27)            3           (24)
Federal funds sold                          (15)         24           9         107           (42)           65
                                        -------     -------     -------     -------       -------       -------
Total interest income                     1,397      (1,162)        235       2,188        (2,703)         (515)

INTEREST EXPENSE ATTRIBUTABLE TO:
Demand deposits                              60        (117)        (57)        285          (365)          (80)
Savings deposits                             28         (16)         12          68          (191)         (123)
Time deposits                               151        (179)        (28)       (161)       (1,348)       (1,509)
Securities sold under repo agreement         15          (8)          7          38           (39)           (1)
Federal funds purchased                       0           0           0         (21)            0           (21)
Federal Home Loan Bank advances             327         (44)        283         832          (259)          573

                                        -------     -------     -------     -------       -------       -------
Total interest expense                      581        (364)        217       1,041        (2,202)       (1,161)

Net interest income                     $   816     $  (798)    $    18     $ 1,147       $  (501)      $   646
                                        =======     =======     =======     =======       =======       =======

Results of Operations

      The Company reported net income of $4.6 million, $3.8 million, and $4.8 million for the years ended 2004, 2003, and 2002, respectively. During the same periods, basic and diluted earnings per share were $1.73, $1.27, and $1.59, respectively. The increase in net income in 2004 is a result of a large provision made to loan loss provision due to higher than usual chargeoffs in 2003. The majority of the charge-offs was related to one commercial loan borrower. See the "Provision for Loan Loss" section for further discussion.

      Net interest income remained constant at $13.6 million in 2004 and 2003 and $13.0 million in 2002. Noninterest income remained at $1.5 million in 2004, 2003 and 2002, while noninterest expense was $7.9 million, $6.9 million, and $7.1 million, for the respective years.

      Return on average assets was 1.28%, 1.11%, and 1.55% in 2004, 2003, and 2002, respectively. Return on average equity was 15.22%, 11.53%, and 14.74%, for the respective years.

Net Interest Income

      Net interest income remained unchanged at $13.6 million in 2004 and 2003 from $13.0 million in 2002, representing an increase of 4.7% from 2002. The Company's tax equivalent yield on average interest-earning assets decreased to 6.18% in 2004 from 6.46% in 2003, which was lower than the 7.33% yield in 2002. The decrease in yield is primarily a result of the Bank's declining Prime Rate, real estate contractual repricing to a lower rate, the prepayment of higher yielding loans and the origination of lower yielding loans. While the bank's prime rate began to increase incrementally over the last 6 months of 2004, the bank will not receive the full benefit of the increases until 2005, mainly due to the repricing schedule of our loan portfolio. Additionally, while prime rate has been increasing, the treasury curve has flattened and loans due to reprice that are tied to the treasury curve are not necessarily increasing in rates. The interest and fees on loans increased slightly 1.71% during 2004. The slight increase in interest and fees was primarily due to the incremental increase in the prime rate the second half of the year.

      The Company's average interest-earning assets increased approximately $18.6 million or 5.8% in 2004 and $31.4 million or 10.8% in 2003. The slower growth rate in 2004 as compared to 2003 is due to the bank not offering a fixed rate 1-4 family loan that had been offered in the 2003. The bank had increased its fixed rate 1-4 family loans by approximately $26 million as of December 31, 2003. Historically the bank sold fixed rate 1-4 family loans to independent parties and continued this practice in 2004, therefore not booking any 1-4 family fixed rate loans.

      The cost of funds decreased 10 basis points in 2004 as compared to 2003 while the interest expense increased $213,000 in 2004 from $6.7 million in 2003 to $6.9 million in 2004. Average interest-bearing liabilities increased $20.3 million, or 7.4% in 2004 from $276 million in 2003.

      Interest expense increased 3.2% to $6.9 million in 2004 as compared to $6.7 million in 2003 while the average interest-bearing liabilities increased $20.3 million, or 7.4%, during 2004 as compared to $30.2 in 2003. The cost of funds decreased to 2.34% in 2004 from 2.44% in 2003. The average balance of certificates of deposit increased $5.4 million, or 4.1%, in 2004 while other interest bearing deposits increased by $6.8 million. The slight fluctuation in cost of funds can be largely attributed to the changing interest rate environment.

      The Company's tax equivalent net interest margin was 4.15% in 2004, 4.38% in 2003 and 4.63% in 2002. The decrease in net interest margin in 2004 was primarily due to the recording of lower yielding loans and the payoff of higher yielding loans within the portfolio. While prime rate has incrementally increased over the last 6 months, mortgage rates are still at all time lows due to the flattening of the yield curve. The decrease in 2003 from 2002 was primarily attributable to the decrease in the prime rate and the recording of lower yielding assets.

      The Company's securities portfolio experienced a decrease in average balances and an increase in yield during 2004. The average balance of the portfolio decreased $2.3 million (6.9%) as compared to 2003, and the tax equivalent yield increased to 6.47% in 2004 from 6.33% in 2003. The increase in yield is primarily due to the shift in the mix of the portfolio. The company did not replace the higher yielding mortgage back securities with a lower reinvestment rate. The portfolio now contains a proportionally larger percentage of higher yielding tax-exempt municipals and callable agencies.

      For further information, see the table titled "Consolidated Average Balance Sheets and Taxable Equivalent Income/Expense and Yields/Rates" in the Selected Statistical Information.

Provision for Loan Losses

      The provision for loan losses was $676,000 in 2004, $2,907,000 in 2003 and $436,000 in 2002. The bank decreased the provision in 2004 from 2003 based upon the estimated losses in the 2004 which was considerably less than in 2003. The increase in the provision in 2003 was due to an increased number of charge-offs in the commercial and agricultural credit. Management increased the provision for loan losses to reflect the increased loan losses in 2003 and its current assessment of the loan portfolio characteristics during the year. Net charge-offs in 2004 were $590,000 compared to $2,580,000 in 2003 and $290,000 in
2002. The ratio of the allowance for loan losses as a percentage of total loans at December 31 was 0.86% in 2004, 0.84% in 2003, and .85% in 2002. For further information about the provision and management's methodology for estimating the allowance for loan losses, see "Allowance for Loan Losses" and "Critical Accounting Policies" within Management's Discussion and Analysis.

Noninterest Income

      Total noninterest income was $1.5 million in 2004, 2003, and 2002. As a percentage of average assets, noninterest income was 0.43%, 0.44%, and 0.49% in 2004, 2003, and 2002, respectively. Service charges and fees have increased slightly over the last three years due to increased charges and growth in the number of deposit accounts.

Noninterest Expense

      Total noninterest expense was $7.9 million in 2004, $6.9 million in 2003, and $7.1 million in 2002, representing an increase of 14.9% in 2004 and a decrease of 2.8% in 2003. As a percentage of average assets, noninterest expense was 2.21%, 2.02%, and 2.30% in 2004, 2003, and 2002, respectively.

      Salaries and benefits expense comprises the largest component of noninterest expense, with totals of $4.0 million in 2004, $3.2 million in 2003, and $3.5 million in 2002. As a percentage of average assets, salaries and benefits expense was 1.11%, 0.94%, and 1.14%, in 2004, 2003, and 2002,
respectively. The average number of full-time equivalent employees was 92 in 2004, 90 in 2003, and 88 in 2002.

      Included in salaries and benefits expense was net pension costs of approximately $248,000 in 2004 and $254,000 in 2003, which are based upon specific actuarial assumptions, including a long-term rate of return of 7.50%. Management believes the rate of return is a reasonable assumption of projected equity and bond indices long-term return projections as well as actual long-term historical plan returns realized. Management will continue to evaluate the actuarial assumptions, including the expected rate of return, annually, and will adjust the assumptions as necessary.

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

      The discount rate that the Company utilizes for determining future pension obligations decreased to 5.9% in 2004 from 6.0% in 2003, based on management's evaluation of current yields on long-term yields on highly-rated bonds.

      Lowering the expected long-term rate of return on plan assets or the discount rate by .10% would not have had a significant impact on pension expense in 2004.

II.   FINANCIAL CONDITION

Assets

      The Company's total assets increased to $364.0 million in 2004 from $352.4 million in 2003, representing an increase of 3.3%. Average total assets increased to $359.9 million in 2004 from $341.0 million in 2003, an increase of 5.5%. Average interest-earning assets increased to $341.6 in 2004 from $323.0 million in 2003, and remained at approximately 95% of total average assets.

Securities available for sale

      The Company reported securities available for sale (at fair value) of $32 million and $33.1 million at 2004 and 2003, respectively, and average securities available for sale of $31.8 million in 2004 and $34.2 million in 2003. As a percentage of average assets, average securities were 8.85% in 2004, 10.03% in 2003 and 14.0% in 2002. As of December 31, 2004
and 2003, the Company did not classify any securities as trading or held to maturity. It is the general practice of management to hold securities until they are called or matured. But, by classifying securities in the available for sale category, management has the flexibility to sell the securities should the need arise. The available for sale portion of the portfolio includes mortgage-backed securities, U.S. Treasuries and municipals with an average life of 15 years, and average repricing term of 4 years, and an average tax-equivalent yield of 6.47% for the year ended December 31, 2004. Total available for sale securities consisted of the following: U.S. Treasuries and Agencies - 21%; mortgage-backed securities and CMO's - 23%; and fixed-rate tax-exempt municipal securities - 56%.

INVESTMENT PORTFOLIO

      The amortized cost and fair values of securities available for sale as of December 31, 2004 and 2003 are presented in Note 2 to the consolidated financial statements. The amortized cost of securities as of December 31, 2004, 2003, and 2002, is presented below (dollars in thousands):


                                                            2004         2003           2002
                                                         ---------   -----------   -----------
Securities available for sale:
  U.S. Treasury & agency obligations                     $   6,494   $     4,532   $     3,556
  Obligations of states and political subdivisions          17,454        19,749        19,476
  Mortgage-backed securities                                 7,037         7,554        15,564
                                                         ---------   -----------   -----------
Total securities available for sale                         30,985        31,835   $    38,596

Federal Home Loan Bank stock                                 2,230         2,110         2,028
Federal Reserve Bank stock                                     300           120           120
                                                         ---------   -----------   -----------
  Total securities                                       $  33,515   $    34,065   $    40,744
                                                         =========   ===========   ===========

INVESTMENT PORTFOLIO MATURITIES

      The maturity distribution and weighted average interest rates of securities available for sale as of December 31, 2004, are as follows (dollars in thousands):

                                                                                                               Total
                                   Less than            1 to 5            5 to 10          Over 10           Amortized      Fair
                                     1 Year              Years             Years            Years               Cost        Value
                                ----------------  ------------------- --------------- ------------------ ------------------ ------
                                         Wtd Ave              Wtd Ave         Wtd Ave            Wtd Ave            Wtd Ave
                                Amount    Yield     Amount    Yield   Amount   Yield   Amount     Yield   Amount     Yield  Amount
                                ------   -------  ----------  -----   ------  -------  ------    -------  ------    ------- ------
Securities available for sale:
  U.S. Treasury and agency
   obligations                  $   997  2.22%    $  3,995    3.87%   $ 1,001   5.02%  $    500   5.79%      6,493  3.94%   $ 6,511
  Obligations of states and
   political sub.                   314  3.93%         222    5.25%       662   5.69%  $ 16,256   5.15%     17,454  5.17%    18,288

  Mortgage-backed securities          0  0.00%         801    4.40%       758   5.84%     5,479   5.24%      7,038  5.21%     7,180
                                -------  ----     --------    ----    -------   ----   --------   ----    --------  ----    -------
Total securities available
for sale                        $ 1,311           $  5,018            $ 2,421          $ 22,235           $ 30,985          $31,979
                                =======           ========            =======          ========           ========          =======

      The calculations of the weighted average interest rates for each maturity category are based on yield weighted by the respective costs of the securities. The weighted average rates on states and political subdivisions are computed on a taxable equivalent basis using a 34% tax rate. For purposes of the above presentation, maturities of the above securities are based on contractual maturity dates.

      Excluding those holdings of U.S. Treasury securities and other agencies of the U.S. Government, the Company did not hold any securities of any one issuer that exceeded 10% of the shareholders' equity of the Company at December 31, 2004.

Loans

      The Company reported total loans of $294.6 million and $288.6 million at 2004 and 2003, respectively. As a percentage of average assets, average loans were 81.7% in 2004, and 79.8% in 2003.

      The table below shows the Company's loans outstanding at period-end by type of loan. The portfolio composition has remained relatively consistent during the three years ended December 31, 2004. Commercial and industrial loans totaled $26.3 million in 2004, representing a small increase from $25.2 million in 2003, and $25.8 million in 2002. Residential real estate loans increased only slightly by $4.5 million to $136.3 million in 2004 from $131.7 million in 2003. The largest increase in residential real estate loans was $32 million from 2002 to 2003 due to the Company's decision to hold 1-4 family fixed rate loans and increased demand by the Company's customers for home equity loans.

      For interest rate risk management purposes historically the company has made and held adjustable rate mortgages in its 1-4 family real estate portfolio. Commencing in 2000, the Company started originating and selling the majority of fixed-rate residential real estate loans, while holding the adjustable-rate loans in the portfolio. The Company recognizes a gain on sale of loans based on the premium received from the sale of loans to an independent party. The Company did not have any loans held for sale at December 31, 2004 and 2003. At December 31, 2004, the Company serviced approximately $12,422,000 of mortgage loans previously sold, for the benefit of others. The servicing asset and the related servicing fees generated from serviced loans are not material to the Company's financial statements.

      Commercial lending continues to be an important component of the company's loan portfolio, both real estate and industrial, because of the movement of the Company into new markets. The Company focused its commercial lending on small- to medium-sized companies in its market area, most of which are companies with long established track records. The Company expects to continue to grow in the real estate and commercial portfolios. At December 31, 2004, the Company serviced approximately $2.6 million of commercial loans previously sold, for the benefit of others.

      The Company will also continue to focus on agriculture lending and continue to use the Farm Service Agency (FSA) Guarantee Program which will guarantee up to 90% of the loan to qualified borrowers and therefore limits the Company's loss exposure while servicing the agricultural industry.

      Installment loans as a percentage of total loans outstanding has remained relatively consistent with a slight decline between 2004, 2003, and 2002.

LOAN PORTFOLIO

      The following table displays the loan portfolio composition at December 31 for each respective year (dollars in thousands).

                                            % of                   % of                % of               % of                 % of
                               2004        Total       2003        Total     2002     Total      2001    Total      2000      Total
                               ----        -----       ----        -----     ----     -----      ----    -----      ----      -----
Commercial and industrial   $  26,370       8.9%    $  25,158       8.7%  $  25,759    10.4%  $  24,126   10.8%  $   22,918    10.3%
Commercial real estate         64,460      21.9%       60,833      21.1%     53,104    21.4%     41,917   18.7%      39,247    17.7%
Agricultural                   39,970      13.6%       40,362      14.0%     41,106    16.5%     34,313   15.3%      34,316    15.5%
Residential real estate       136,273      46.2%      131,741      45.6%     99,728    40.2%     97,115   43.4%      99,242    44.6%
Installment                    25,152       8.5%       27,893       9.7%     27,122    10.9%     24,995   11.2%      24,681    11.1%
Other                           2,585       0.9%        2,781       0.9%      1,493     0.6%      1,267    0.6%       1,857     0.8%
                            ---------     -----     ---------     -----   ---------   -----   ---------  -----   ----------   -----
Total loans                   294,810     100.0%    $ 288,768     100.0%  $ 248,312   100.0%  $ 223,733  100.0%  $  222,261   100.0%
Less:
Net deferred loan                (200)                   (144)                  (42)                (6)                 110
origination
 fees/costs
Allowance for loan losses      (2,519)                 (2,432)               (2,106)            (1,960)              (1,911)

                            ---------     -----     ---------     -----   ---------    ----  ---------   -----   ----------   -----
Net loans                   $ 292,091               $ 286,192             $ 246,164          $ 221,767           $  220,460
                            =========     =====     =========     =====   =========    ====  =========   =====   ==========   =====

The following tables show the Company's loan maturities and composition of fixed and adjustable rate loans at December 31, 2004 (in thousands).

                                    Less than 1 Year                  1 - 5 Years                Over 5 Years          Total
                                    ----------------                  -----------                ------------         -------
Commercial real estate                    $11,424                      $ 7,318                    $ 45,718           $ 64,460
Commercial and industrial                  11,884                        8,151                       6,315             26,350
Agricultural                                7,363                        7,295                      25,312             39,970
Residential real estate                     7,872                        5,435                     122,858            136,165
Installment                                 2,074                       20,651                       2,355             25,080
Other                                         909                          560                       1,116              2,585
                                          -------                      -------                    --------           --------
Total                                     $41,526                      $49,410                    $203,674           $294,610
                                          =======                      =======                    ========           ========

                                        Predetermined              Floating or
                                             Rates              Adjustable Rates           Total
                                       ----------------         ----------------        ----------
Commercial real estate                     $12,801                    $ 51,659           $ 64,460
Commercial and industrial                    9,994                      16,356             26,350
Agricultural                                 7,726                      32,244             39,970
Residential real estate                     36,826                      99,339            136,165
Installment                                 24,688                         392             25,080
Other                                        2,401                         184              2,585
                                           -------                    --------           --------
Total                                      $94,436                    $200,174           $294,610
                                           =======                    ========           ========

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

      Homogenous loans, such as consumer installment and residential mortgage loans, are not individually reviewed by management. Reserves are established for each pool of loans based on the expected net charge-offs. Loss rates are based on the average two-year net charge-off history by loan category.

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

      The Corporation has not substantively changed its overall approach in the determination of the allowance for loan losses. Excluding the refinement from a five year to a two year trend in the calcuation of the allowance for loan loss for homogeneous loans, there have been no material changes in assumptions or estimation techniques as compared to prior years that impacted the determination of the current year allowance.

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

      The allowance for loan losses was 0.86% of total loans as of December 31, 2004, a slight increase from 0.84% at the end of 2003. In 2004, the Company experienced net charge-offs of $590,000, or 0.20% of average loans, compared to net charge-offs of $2,580,000 (0.95%) in 2003 and $290,000 (0.12%) in 2002. The
Company recorded a provision for loan losses of $676,000, $2,907,000 and $436,000 in 2004, 2003, and 2002, respectively. As a percentage of the provision for loan losses, net charge-offs were 87.3%, 88.7%, and 66.5% in 2004, 2003, and 2002, respectively. Management increased the provision for loan losses during the year 2003 to reflect the increased actual and probable loan losses in 2003, primarily related to a certain commercial borrower, which was identified by management on July 23, 2003. An estimated $1.6 million was charged off in 2003 relating to the mentioned borrower. Additional charge offs in 2003 were primarily within the agricultural portfolio. Management conducted a review of its agricultural lending approval process and made modifications where necessary to strengthen its underwriting process of agricultural operating loans. Management believes its review process has adequately identified problem loans within its portfolio on a timely basis. In 2004 the chargeoffs returned to a more normal and acceptable level.

      The Company ceases accruing interest on loans when principal or interest payments are delinquent 90 days or more, unless the loan is adequately collateralized and is in the process of collection. If management determines that interest is incollectible, all interest previously accrued is reversed against current period interest income. If collection of principal or interest is considered doubtful, loans are placed on nonaccrual status or charged against income at an earlier dated.

      The amount of nonaccrual loans decreased to $728,000 in 2004 from $1,462,000 in 2003. As a percentage of total loans, nonaccrual loans represented ..25% in 2004 and .51% in 2003. The Company would have reported additional interest income of approximately $90,000, $191,000 and $79,000 in 2004, 2003 and 2002, respectively, if nonaccrual loans had been accruing interest. The decrease in nonaccrual loans is largely due to a single commercial borrower whose nonaccrual borrowings total $888,000 transferred to other real estate owned. Interest income from nonaccrual loans of approximately $40,000 has been included in net income in 2004 and $4,000 in 2003 and $2,000 in 2002. Nonaccrual loans at December 31, 2004 consisted of 14 relationships. Nonaccrual loans are expected to be resolved through payments or through liquidation of collateral in the normal course of business. No loans in the nonaccrual status have been identified through the loan loss analysis to have any associated loss.

      The category of accruing loans which are past due 90 days or more decreased at December 31, 2004 to $452,000 as compared to $1,441,000 at December 31, 2003. As a percentage of total loans, loans past due 90 days and still accruing interest represented 0.15% in 2004 and 0.51% in 2003. Management has analyzed these credits as to the borrower's current circumstances, value of the security pledged and the likely ultimate disposition of these loans. In management's opinion, appropriate specific reserves have been allocated to absorb any probable loss and these accounts are expected to be resolved through payments or liquidation of collateral in the normal course of business. The $452,000 of delinquent loans is represented by 12 accounts as follows:

      - 4 residential real estate accounts with outstanding balances of $142,000 of which $14,000 has been included as a specific reserve in the allowance for loan losses;

      - 1 commercial loan account with outstanding balance of $303,000 of which $30,000 has been specifically reserved;

      - 7 consumer installment loans with outstanding balances of $7,000 of which $0 has been specifically reserved;

As a percentage of the allowance for loan losses, total nonaccrual loans and loans past due 90 days or more were 46.8% in 2004 and 119.5% in 2003.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the years ended December 31 are as follows (in thousands).

                                                   2004           2003           2002           2001           2000
                                                 --------       --------       --------       --------       --------
Balance, beginning of period                     $  2,432       $  2,106       $  1,960       $  1,911       $  1,905

Loans charged-off:
  Commercial and industrial                           108            582             44             34             42
  Commercial real estate                               91          1,050              -              -              -
  Agricultural                                         27            648             67              -              -
  Residential real estate                              93            152             91              9              -
  Installment                                         335            176            154            139            161
                                                 --------       --------       --------       --------       --------
Total charge-offs                                     654          2,608            356            182            203

Recoveries of loans previously charged-off:
  Commercial and industrial                            18              8             22              3              5
  Commercial real estate                                2              -              -              -              -
  Agricultural                                          1              -              -              -              -
  Residential real estate                               4              2              -              5              -
  Installment                                          38             18             44             46             27
                                                 --------       --------       --------       --------       --------
Total recoveries                                       64             28             66             54             32

Net charge-offs                                       590          2,580            290            128            171

Provision for loan losses                             676          2,907            436            177            177

                                                 --------       --------       --------       --------       --------
Balance, end of period                           $  2,519       $  2,432       $  2,106       $  1,960       $  1,911
                                                 ========       ========       ========       ========       ========

Allowance to loans, end of year                       .86%          0.84%          0.85%          0.88%          0.86%
Ratio of net charge-offs to average loans             .20%          0.95%          0.12%          0.06%          0.08%
outstanding

Loan balance, end of year                        $294,610       $288,624       $248,270       $223,727       $222,372

Total average net loans                          $294,130       $272,013       $237,788       $227,150       $210,325

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

      The following table indicates the portion of the loan loss reserve management has allocated to each loan type and the percentage of each loan category to total loans at December 31 (in thousands).

                                      Loans by              Loans by             Loans by             Loans by            Loans by
                                      category              category             category             category            category
                                      as a % of            as a % of            as a % of            as a % of            as a % of
                              2004   Total Loans   2003   Total Loans   2002   Total Loans   2001   Total Loans   2000   Total Loans
                              ----   -----------   ----   -----------   ----   -----------   ----   -----------   ----   -----------
Commercial and industrial    $  297     8.9%      $  521       8.7%    $  371     10.4%     $  315     10.8%     $  271     10.3%
Commercial real estate          668    21.9%         445      21.1%       276     21.4%        648     18.7%        603     17.7%
Agricultural                    395    13.6%         482      14.0%       676     16.5%        274     15.3%        255     15.5%
Residential real estate         857    46.2%         554      45.6%       402     40.2%        334     43.4%        311     44.6%
Installment                     258     8.5%         325       9.7%       284     10.9%        283     11.2%        248     11.1%
Other                             6     0.9%          12       0.9%         0      0.6%         10      0.6%         16      0.8%
Unallocated                      38                   93                   97                   96                  207
                             ------    ----       ------      ----     ------     ----      ------     ----      ------     ----
Balance, end of year         $2,519     100%      $2,432       100%    $2,106      100%     $1,960      100%     $1,911      100%
                             ======    ====       ======      ====     ======     ====      ======     ====      ======     ====

NONPERFORMING ASSETS

      The following table represents the total of nonaccrual loans and loans 90 days past due and accruing interest at December 31 (in thousands).

                                                  2004       2003       2002       2001       2000
                                                 ------     ------     ------     ------     ------
Loans accounted for on nonaccrual basis          $  728     $1,462     $  476     $  383     $  319
Accruing loans which are past due 90 days or
more                                                452      1,441      1,133      1,649        668
Restructured loans                                    -          -          -          -          -
                                                 ------     ------     ------     ------     ------
Total                                            $1,180     $2,903     $1,609     $2,032     $  987
                                                 ======     ======     ======     ======     ======

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

      The table below presents a summary of period end deposit balances. The composition of deposit categories has remained relatively consistent as a percentage of total deposits throughout the three-year period ended December 31, 2004. As a percentage of total deposits, interest-bearing demand accounts have remained relatively the same at 22% in 2004 and 24% in 2003 and 2002. Certificates of deposits (less than $100,000) have also remained relatively the same at 38% in 2004 and 37% in 2003 and 40% in 2002. Savings and money market accounts remained the same from 2003 to 2004 and have only a 1% increase from 2002 as a percentage of deposits. Certificates of deposit $100,000 and over are primarily short-term public funds. Balances of such large certificates fluctuate depending on the Company's pricing strategy and funding needs at any particular time and were comparable as a percentage of total deposits in 2004, 2003 and 2002.

      Interest rates, maturity terms, service fees, and withdrawal penalties for the various types of accounts are established periodically by management based on the Company's liquidity requirements, growth goals and market trends. The amount of deposits currently from outside the Company's market area is not significant.

DEPOSIT COMPOSITION

      The following table indicates the total deposits by type at December 31 (dollars in thousands):

                                          2004       Percent         2003        Percent        2002        Percent
                                         Amount      of Total       Amount      of Total       Amount       of Total
                                         ------      --------       ------      --------       ------       --------
Noninterest-bearing demand deposits     $ 34,834           12%     $ 31,693           12%     $ 30,195            12%
Interest-bearing demand deposits          63,485           22%       64,645           24%       63,755            24%
Money market deposits                     19,714            7%       19,426            7%       16,150             6%
Savings                                   26,680            9%       24,384            9%       21,852             9%
Time deposits greater than $100           34,294           12%       29,799           11%       27,296            10%
Other time deposits                      108,824           38%      100,485           37%      103,468            40%
                                        --------          ---      --------          ---      --------           ---
Total                                   $287,831          100%     $270,432          100%     $262,716           100%
                                        ========          ===      ========          ===      ========           ===

      The following table indicates the annual average amount of and the annual average rate paid on deposit categories which exceeded 10% of average total deposits at December 31 (in thousands):

                                          2004                      2003                     2002
                                         Amount        Rate        Amount        Rate        Amount        Rate
                                         ------        ----        ------        ----        ------        ----
Noninterest-bearing demand deposits     $ 30,737                  $ 29,086                  $ 28,960
Interest-bearing demand deposits
  including money market deposits         86,863       1.43%        83,020       1.56%        68,787       2.00%
Time deposits greater than $100           31,860       2.80%        29,909       2.65%        27,798       3.61%
Other time deposits                      104,705       2.62%       101,253       2.83%       107,565       3.88%
                                        --------       ----       --------       ----       --------       ----
                                        $254,165                  $243,268                  $233,110
                                        ========       ====       ========       ====       ========       ====

MATURITIES OF TIME DEPOSITS GREATER THAN $100,000

      The following table indicates the amount of the Company's time deposits greater than $100,000 by time remaining until maturity as of December 31, 2004(dollars in thousands):

Three months or less             $ 3,741
Over three through 6 months        7,556
Over six through 12 months        12,125
Over 12 through 60 months         10,872
                                 -------
Total                            $34,294
                                 =======

Other Borrowings

      Periodically, the Company will borrow long term money from the Federal Home Loan Bank (FHLB) as a way to provide funding for loan demand. At December 31, 2004, the Company had outstanding $39.9 million of total borrowings from the FHLB with a weighted average cost of 4.12%. Borrowings of $7 million consist of three fixed-rate notes with maturities in 2008 and 2010. At the option of the FHLB, these notes can be converted at certain dates to instruments that adjust quarterly at the three-month LIBOR rate. The note amount and nearest optional conversion dates at December 31, 2004, are $1 million in January 2005; $3 million in March 2005; and $3 million in March 2005 if the three month LIBOR reaches 8%. Additionally, the Company utilized a borrowing of $10 million, due in 2012, with a rate that can adjust quarterly if the three-month LIBOR reaches 7.75%. With the funds, the Company purchased $10 million in securities classified as available for sale with an average yield of 5% and call features ranging from 2011 to 2013, resulting in a net spread of 2.7% on the borrowing.

      The Company began keeping fixed rate 1-4 family mortgages in-house. To fund these loans the Company borrowed long term money from the FHLB to lock in a spread and match the amortization with the average life of the loan. The Company borrowed funds with a maturities ranging from 10 to 20 years with all of them having a 10% annual principal prepayment rate. The average life of these loans is approximately 5 years. The average rate on the borrowings is 3.47%. The balance on these borrowings is $22.8 million as of December 31, 2004.

Capital

      The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors and to the earnings and financial condition of the Company and applicable laws and regulations. The dividend payout ratio was 40.52% in 2004, 50.1% in 2003, and 37.7% in 2002. At December 31, 2004
consolidated Tier 1 risk based capital was 11.4%, and total risk-based capital was 12.3%. The minimum Tier 1 and total risk-based capital ratios required by the Board of Governors of the Federal Reserve are 4% and 8%, respectively.

Liquidity

      Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. Community bank liquidity management currently involves the challenge of attracting deposits while maintaining positive loan growth at a reasonable interest rate spread. The loan to deposit ratio at December 31, 2004, was 102.4%, compared to 106.73% in 2003. Loans to total assets were 80.9% at the end of 2004, compared to 81.9% in 2003. The securities portfolio is available for sale and consists of securities that are readily marketable. Approximately 90% of the available for sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available for sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 88% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company also has both short- and long-term borrowings capacity available through FHLB with unused available credit of approximately $26.2 million as of December 31, 2004. The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth, if necessary. Generally, the Company uses short-term borrowings to fund overnight and short-term funding needs in the Company's balance sheet. Longer-term borrowings have been primarily used to fund mortgage-loan originations. This has occurred when FHLB longer-term rates are a more economical source of funding than traditional deposit gathering activities. Additionally, the Company occasionally uses FHLB borrowings to fund larger commercial loans.

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

Contractual Obligations and Commercial Commitments

      The Company has certain obligations and commitments to make future payments under contracts. At December 31, 2004, the aggregate contractual obligations and commercial commitments are:

Contractual Obligations

                                                                Payments Due by Period
                                                                ----------------------
                                                   Less than        1-3          3-5        After 5
($ in thousands)                       Total        One Year       Years        Years        Years
----------------                      --------     ---------      -------      -------      -------
Total Deposits                        $287,831      $240,971       39,016        7,832           12
FHLB Borrowings                         39,920         3,518        5,497        8,213       22,692
  Int expense on FHLB Borrowings                       1,576        2,781        2,980        1,824
Repurchase Agreements                    2,944         2,944                                  1,659
                                      --------      --------      -------      -------      -------
  Total                               $330,695      $249,009      $47,294      $19,025      $26,187

Other Commercial Commitments

                                                        Amount of Unused Commitments - Expirations by Period
                                                        ----------------------------------------------------
                                                      Less than          1-3             3-5           After 5
(in thousands)                         Total          One Year          Years           Years           Years
--------------                        -------         ---------         ------          ------         -------
Commitments to Extend Credit          $26,250          $11,166          $4,241          $1,358          $9,485
Letters of Credit                     $    71          $    71
                                      -------          -------          ------          ------          ------
  Total                               $26,321          $11,237          $4,241          $1,358          $9,485

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

The Company's Senior Management is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. Mangement hired an outside consulting firm in 2004 to prepare and assist the bank's ALCO committee that was also formed in 2004 in interest rate risk monitoring and reporting. The guidelines established by senior management are approved by the Company's Board of Directors. The primary goal of the asset/liability management function is to maximize net interest income within the interest rate risk limits set by approved guidelines. Techniques used include both interest rate risk analysis that performs simulation modeling that measures the effect of rate changes on net interest income and market value of equity under different rate scenarios. The current policy imposes limits on earnings at risk over a 12 month period.

INTEREST RATE RISK ANALYSIS

      The table below summarizes the earnings at risk over a 12 month period in a rising and declining rate environment of 100, 200, and 300 basis points as of December 31, 2004.

                    Net Interest    Dollar Change   Percent Change        Board Approved
                       Income      (In thousands)   from Base Case          Guidelines
                    ------------   --------------   --------------       ----------------
Rising 300             13.933            471             3.50%           +/- 10% of base
Rising 200             13.778            316             2.35%           +/- 7.5% of base
Rising 100             13.622            161             1.19%           +/- 5% of base
                       ------           ----            -----            ----------------
Base Case              13.461
                       ------           ----            -----            ----------------
Falling 100            13.280           -181            -1.35%           +/- 5% of base
Falling 200            13.034           -427            -3.18%           +/- 7.5% of base
Falling 300            12.725           -737            -5.47%           +/- 10% of base

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

      The Company applies hypothetical interest rate movements for up and down interest rate movements of 100, 200, and 300 basis points. The interest movements move in equal amounts each quarter to give a more likely and meaningful scenerio should rates change.

      Simulation models are also performed under an instantaneous parallel 300 basis point increase or decrease in interest rates. The model includes assumptions as to repricing and expected prepayments, anticipated calls, and expected decay rates of transaction accounts under the different rate scenarios. The results of these simulations include changes in market value of equity.

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

                                                                                          Later
                                      2005        2006       2007      2008      2009     Years      Total   Fair Value
                                     -------     ------     ------    ------    ------    ------    -------  ----------
Fixed rate loans                      35,321     11,706      9,209     5,598     3,492    29,110     94,436     94,737
Average interest rate                   6.45%      6.99%      6.80%     6.60%     6.57%     6.19%

Adjustable rate loans                103,492     28,310     23,312    23,089    20,068     1,903    200,174    200,727
Average interest rate                   6.20%      5.98%      6.33%     6.14%     6.19%     6.78%

Securities(1)                         12,186      3,472      1,770     1,504     4,668     9,915     33,515     34,509
Average interest rate                   4.06%      4.98%      5.96%     5.96%     5.32%     5.02%

Interest-bearing time deposits        96,405     21,821     17,049       308     7,524        12    143,119    143,740
Average interest rate                   2.63%      3.06%      3.70%     2.93%     4.98%     4.74%

Interest-bearing demand deposits     109,879          -          -         -         -         -    109,879    107,193
Average interest rate                   1.20%         -          -         -         -         -

Short-term borrowings                  2,944          -          -         -         -         -      2,944      2,944
Average interest rate                   2.24%         -          -         -         -         -

Long-term debt                             -          -          -     4,000         -    35,920     39,920     39,589
Average interest rate                      -          -          -      4.93%        -      4.03%

(1) For the purpose of this table, securities include FHLB Stock and FRB Stock

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Registrant's consolidated audited financial statements and the report of its registered public accounting firm are attached hereto as an exhibit 99. The selected quarterly financial data is provided under Item 5 of this Annual Report on Form 10-K.

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

      There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Certain information required by this item is set forth in the Company's definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be held April 26, 2005 under the sections captioned "ELECTION OF DIRECTORS AND VOTING PROCEDURES," "EXECUTIVE COMPENSATION AND RELATED ITEMS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE," and is incorporated herein by reference.

      The Board of Directors has determined that the Company does not have an audit committee financial expert serving on its audit committee. However, the Board of Directors believes that each audit committee member has sufficient knowledge in financial and auditing matters to effectively serve on the committee. At this time, the Board does not believe it is necessary to actively search for an outside person to serve on the Board who would qualify as a financial expert.

      The Company has adopted a code of ethics that applies to its principal executive, financial and accounting officers. A copy of the Company's code of ethics will be provided without charge to any person submitting a written request for the code of ethics. All such requests should be submitted to the attention of Ms. Nancy Hendrickson at the address of the main office of the Company.

ITEM 11. EXECUTIVE COMPENSATION.

      The information required by this item is set forth in the Company's definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be held April 26, 2005 under the section captioned "EXECUTIVE COMPENSATION AND RELATED ITEMS," and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The information required by this item is set forth in the Company's definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be held April 26, 2005 under the section captioned "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT," and is incorporated herein by reference.

      The Company currently has no securities authorized for issuance under equity compensation plans which would require the disclosures mandated by
Section 201(d) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by this item is set forth in the Company's definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be held April 26, 2005 under the section captioned "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS," and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

THE INFORMATION REQUIRED BY THIS ITEM IS SET FORTH IN THE COMPANY'S DEFINITIVE PROXY STATEMENT FOR THE 2005 ANNUAL MEETING OF SHAREHOLDERS TO BE HELD APRIL 26, 2005 UNDER THE SECTION CAPTIONED "INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" AND IS INCORPORATED HEREIN BY REFERENCE.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

A.    Annual Financial Statements

      Independent Registered Public Accounting Firm Report

      Consolidated Balance Sheets,
        December 31, 2004 and 2003

      Consolidated Statements of Income,
        Years ended December 31, 2004, 2003 and 2002

      Consolidated Statements of Changes in Shareholders' Equity
        Years ended December 31, 2004, 2003 and 2002

      Consolidated Statements of Cash Flows,
        Years ended December 31, 2004, 2003 and 2002

      Notes to Consolidated Financial Statements,
        December 31, 2004, 2003 and 2002

B.    Reports on Form 8-K

      No reports on Form 8-K were filed by the registrant during its fiscal quarter ended December 31, 2004.

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

      (31)  Rule 13a-14(a) Certification

      (32)  Section 1350 Certification

      (99) Independent Registered Public Accounting Firms' Report and Consolidated Financial Statements

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act or 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Merchants Bancorp, Inc.
                                          --------------------------------------
                                                       (Registrant)

Date March 30, 2005           By        /s/ Paul W. Pence, Jr.
                                 -----------------------------------
                                    Paul W. Pence, Jr., President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date March 30, 2005             By     /s/ Paul W. Pence, Jr.
                                   --------------------------------
                                         Paul W. Pence, Jr.
                                         Principal Executive Officer, Principal
                                         Financial Officer and Director

Date March 30, 2005             By     /s/ James D. Evans
                                   --------------------------------
                                         James D. Evans, Principal Accounting
                                         Officer

Date March 30, 2005             By     /s/ Donald Fender, Jr.
                                   --------------------------------
                                         Donald Fender, Jr., Director

Date March 30, 2005             By     /s/ Richard S. Carr
                                   --------------------------------
                                         Richard S. Carr, Director

Date March 30, 2005             By     /s/ James R. Vanzant
                                   --------------------------------
                                         James R. Vanzant, Director

Date March 30, 2005             By     /s/ Robert Hammond
                                   --------------------------------
                                         Robert Hammond, Director

Date March 30, 2005             By     /s/ William Butler
                                   --------------------------------
                                         William Butler, Director

Date March 30, 2005             By     /s/ Charles A. Davis
                                   --------------------------------
                                         Charles A. Davis, Director

Date March 30, 2005             By     /s/ Jack Walker
                                   --------------------------------
                                         Jack Walker, Director

                                  EXHIBIT INDEX

Exhibit       Page
Number       Number                           Exhibit Description
-------      ------                           -------------------
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

10.1           N/A           Merchants National Bank Defined Benefit Retirement Plan(1)

10.2           N/A           Merchants National Bank Profit Sharing and 401(k) Savings
                             Retirement Plan and Trust(1)

10.3           N/A           Merchants National Bank Profit Sharing Bonus Plan(1)

10.4           N/A           Merchants National Bank of Hillsboro, Ohio Executive Investment
                             Plan(1)

10.5           N/A           Merchants National Bank Directors' Deferred Compensation Plan(1)

21             N/A           Subsidiaries of the Registrant(1)

31             42            Rule 13a-14(a) Certification

32             43            Section 1350 Certification

99             44            Independent Registered Public Accounting Firms' Report and
                             Consolidated Financial Statements

(1) Incorporated by reference to the Company's Form 10 filed with the SEC on April 30, 2002