Form 10-Q
period 2005-03-31
MERCHANTS BANCORP INC/OH
filed 2005-05-16
CIK 1024724

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2005

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

          Common stock - 2,666,650 shares outstanding at May 10th, 2005

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

The accompanying information has not been audited by independent public accountants; however, in the opinion of management such information reflects all adjustments necessary for a fair presentation of the results for the interim period. All such adjustments are of a normal and recurring nature.

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those made in the Registrant's 10-K. Accordingly, the reader of the Form 10-Q should refer to the Registrant's 10-K for the year ended December 31, 2004 for further information in this regard.

MERCHANTS BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2005 AND DECEMBER 31, 2004 (IN THOUSANDS EXCEPT SHARE DATA)

                                                                MARCH 31,     DECEMBER 31,
                                                                  2005            2004
ASSETS                                                         (unaudited)

CASH AND CASH EQUIVALENTS:
   Cash and due from banks                                     $   11,996      $  12,499
   Federal funds sold                                              11,575         16,225
                                                               ----------      ---------
         Total cash and cash equivalents                           23,571         28,724
                                                               ----------      ---------

SECURITIES AVAILABLE FOR SALE
   (amortized cost of $34,679 and $30,985, respectively)           35,418         31,979
                                                               ----------      ---------

LOANS                                                             294,605        294,610
Less allowance for loan losses                                     (2,558)        (2,519)
                                                               ----------      ---------
         Net loans                                                292,047        292,091
                                                               ----------      ---------

OTHER ASSETS:
   Bank premises and equipment, net                                 3,524          3,623
   Accrued interest receivable                                      2,594          2,679
   Deferred income taxes                                              365            278
   Other                                                            4,854          4,607
                                                               ----------      ---------
         Total other assets                                        11,337         11,187
                                                               ----------      ---------

TOTAL                                                          $  362,373      $ 363,981
                                                               ==========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Deposits:
     Noninterest bearing                                       $   30,440      $  34,834
     Interest bearing                                             256,341        252,997
                                                               ----------      ---------
         Total deposits                                           286,781        287,831
                                                               ----------      ---------
   Repurchase agreements                                            2,632          2,944
   FHLB borrowings                                                 39,469         39,920
   Other liabilities                                                1,774          2,508
                                                               ----------      ---------
         Total liabilities                                        330,656        333,203
                                                               ----------      ---------

SHAREHOLDERS' EQUITY:
   Common stock - no par value; 4,500,000 shares authorized
     and outstanding shares of 2,666,650                            2,000          2,000
   Surplus                                                          2,000          2,000
   Retained earnings                                               34,418         33,311
   Accumulated other comprehensive income                             299            467
   Treasury Stock, at cost 333,350 shares                          (7,000)        (7,000)
                                                               ----------      ---------
         Total shareholders' equity                                31,717         30,778
                                                               ----------      ---------

TOTAL                                                          $  362,373      $ 363,981
                                                               ==========      =========

See notes to condensed consolidated financial statements.

MERCHANTS BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                   2005       2004
                                                                     (unaudited)
INTEREST INCOME:
 Interest and fees on loans                                      $ 4,713     $ 4,686
 Interest and dividends on securities:
  Taxable                                                            191         139
  Exempt from income taxes                                           225         244
 Interest on federal funds sold                                       73          31
                                                                 -------     -------
      Total interest income                                        5,202       5,100
                                                                 -------     -------

INTEREST EXPENSE:
 Interest on de posits                                             1,384       1,176
 Interest on re purchase agreements and federal funds purchased       16          26
 Interest on FHLB borrowings                                         410         447
                                                                 -------     -------
      Total interest expense                                       1,810       1,649
                                                                 -------     -------

NET INTEREST INCOME                                                3,392       3,451

PROVISION FOR LOAN LOSSES                                           (180)       (153)
                                                                 -------     -------

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                   3,212       3,298
                                                                 -------     -------

NONINTEREST INCOME - Service charges and fees                        471         390
                                                                 -------     -------

NONINTEREST EXPENSE:
 Salaries and employee benefits                                    1,136       1,018
 Occupancy                                                           233         264
 Legal and professional services                                     140         112
 Franchise tax                                                        78          66
 Data processing                                                      74          74
 Advertising                                                          51          68
 Other                                                               390         395
                                                                 -------     -------
      Total noninterest expense                                    2,102       1,997
                                                                 -------     -------

INCOME BEFORE INCOME TAXES                                         1,581       1,691

INCOME TAXES                                                        (474)       (534)
                                                                 -------     -------

NET INCOME                                                       $ 1,107     $ 1,157
                                                                 =======     =======

BASIC AND DILUTED EARNINGS PER SHARE                             $  0.42     $  0.43
                                                                 =======     =======

See notes to condensed consolidated financial statements.



MERCHANTS BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (IN THOUSANDS)

                                                                        2005      2004
                                                                          (unaudited)
OPERATING ACTIVITIES:
Net income                                                           $  1,107   $  1,157
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization                                           143        154
  Provision for loan losses                                               180        153
  Gain on sale of mortgage loans                                          (37)       (38)
  Proceeds from sale of mortgage loans                                  4,103      3,347
  Mortgage loans originated for sale                                   (4,066)    (3,309)
  Changes in assets and liabilities:
   Accrued interest receivable                                             85        576
   Other assets                                                          (247)      (113)
   Accrued interest, taxes and other liabilities                         (734)       377
                                                                     --------   --------
     Net cash provided by operating activities                            534      2,304
                                                                     --------   --------

INVESTING ACTIVITIES:
Proceeds from sales and maturities of securities available for sale       662        746
Purchases of securities available for sale                             (4,373)
Net increase in loans                                                    (136)    (1,015)
Capital expenditures                                                      (27)       (14)
                                                                     --------   --------
     Net cash used in investing activities                             (3,874)      (283)
                                                                     --------   --------

FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                    (1,050)     7,874
Net increase in repurchase agreements                                    (312)       778
Stock repurchase payments                                                         (5,845)
FHLB payments                                                            (451)      (399)
                                                                     --------   --------
     Net cash provided by (used in) financing activities               (1,813)     2,408
                                                                     --------   --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (5,153)     4,429

CASH AND CASH EQUIVALENTS:
Beginning of year                                                      28,724     22,395
                                                                     --------   --------
End of year                                                          $ 23,571   $ 26,824
                                                                     ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for federal income taxes                                   $    850          -
                                                                     ========   ========
Cash paid for interest                                               $  1,773   $  1,644
                                                                     ========   ========

MERCHANTS BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

1.    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

      The unaudited condensed consolidated financial statements include the accounts of Merchants Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Merchants National Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

      In the opinion of management, these condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary to present the condensed consolidated financial position as of March 31, 2005 and the results of operations and cash flows for the three months ended March 31, 2005 and 2004. These condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnote disclosures necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Financial information as of December 31, 2004 has been derived from the audited Consolidated Financial Statements of Merchants Bancorp, Inc. and subsidiary. The results of operations and cash flows for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2004, included in the Company's 10-K.

      EARNINGS PER SHARE - Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. For the three months ended March 31, 2005 and 2004, the weighted average number of shares the Company had outstanding was 2,666,650 shares, respectively. There were no common stock equivalents outstanding during the respective periods.

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

3.    LOANS

      Major classifications of loans are summarized as follows (in thousands):

                                   MARCH 31,
                                     2005      DECEMBER 31,
                                  (unaudited)      2004
Commercial real estate            $  66,130     $  64,460
Commercial and industrial            26,883        26,350
Agricultural                         39,890        39,970
Residential real estate             134,880       136,165
Installment                          24,273        25,080
Other                                 2,549         2,585
                                  ---------     ---------
         Total                      294,605       294,610
Less allowance for loan losses       (2,558)       (2,519)
                                  ---------     ---------
                                  $ 292,047     $ 292,091
                                  =========     =========

4.    FHLB BORROWINGS

      All stock in the Federal Home Loan Bank ("FHLB") and qualifying first mortgage residential loans are pledged as collateral on FHLB borrowings. Final Maturities and interest rates at March 31, 2005 are as follows (dollars in thousands):

YEAR MATURING                       INTEREST      AMOUNT
THROUGH                               RATE     (UNAUDITED)
2008                              4.78%-5.39%   $  4,000
2010                                 6.26%         3,000
2011                                 5.23%            85
2012                                 4.64%        10,000
2013                              2.82%-3.13%      1,836
2018                              2.83%-4.04%      7,920
2023                              3.02%-4.24%     12,628
                                                --------
Total                                           $ 39,469
                                                ========

      The maximum amount available to the Company under FHLB borrowings was approximately $77.6 million and $77.7 million as of March 31, 2005 and December 31, 2004, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Merchants Bancorp, Inc. (the "Company") is a bank holding company and sole shareholder of Merchants National Bank (the "Bank"), headquartered in Hillsboro, Ohio. At March 31, 2005, the Company had total assets of approximately $362 million and total shareholders' equity of approximately $31.7 million.

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

The Company's accounting policies are more fully described in Note 1 to the consolidated financial statements for the year ended December 31, 2004.

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

Based on the procedures discussed above, management believes the allowance for loan losses was adequate to absorb estimated loan losses associated with the loan portfolio at March 31, 2005.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND
2004

The Company reported net income of $1,107,000 and $1,157,000 for the three months ended March 31, 2005 and 2004, respectively. During the same periods, basic and diluted earnings per share were $.42 and $.43, respectively. On an annualized basis, return on average assets was 1.23% and return on average equity was 14.25% for the three months ended March 31, 2005, compared to 1.30% and 16.29%, respectively, for the comparable period in 2004.

Net interest income for the three months ended March 31, 2004, was $3,392,000, a decrease of $59,000, or 1.71%, compared to net interest income of $3,451,000 for the comparable period in 2004. Net interest margin was 3.95% for the three months ended March 31, 2005, compared to 4.11% for the comparable period in 2004. The average annualized yield on earning assets decreased to 6.06% for the three months ended March 31, 2005, from 6.07% for the comparable period in 2004. The average cost of interest-bearing funds was 2.45% for the three months ended March 31, 2005, an increase from 2.26% for the comparable period in 2004. Management attributes the decrease in net interest margin to the recording of lower yielding 1-4 family loans. Additionally, while prime rates continue to reprice upward, deposits are repricing upwards faster than loan rates. For these reasons the net interest margin continues to fall.

The provision for loan losses was $180,000 and $153,000 for the three months ended March 31, 2005 and 2004, respectively, representing an increase of 18%. Net charge-offs for the three-months ended March 31, 2005 were $140,000 compared to $86,000 experienced during the three month ended March 31, 2004. Approximatley $17,000 has been identified as losses in the loan loss provision analysis as of March 31, 2005. Management does not foresee any large losses in the portfolio at this time.

Total noninterest income was $471,000 for the three months ended March 31, 2005, an increase of $81,000, or 20.8%, from $390,000 for the comparable period in 2004. The increase is due to increased volumes of transactions, resulting in higher service charges on customers' deposit account transactions and the recording of miscellaneous fee income during the first quarter.

Total noninterest expense was $2,102,000 for the three months ended March 31, 2005, an increase of $105,000, or 5.25%, from $1,997,000 for the comparable period in 2004. It is typically expected for noninterest expense to increase 5-10% each year. Salaries and benefits comprise the largest component of noninterest expense, with totals of $1,136,000 and $1,018,000 for the three months ended March 31, 2005 and 2004, respectively. The employment taxes, which are included in salaries and benefits, increased approximately $60,000 due to the difference in bonus paid in 2004 verses 2005, 6% and 23% of salary, respectivley.

FINANCIAL CONDITION

The Company's total assets decreased slightly to $362.3 million as of March 31, 2005 from $364 million as of December 31, 2004, a decrease of .44% or $1.6 million. The balance sheet remained relatively constant in the first quarter 2005 from year end with federal funds sold and securities changing the most on the asset side with a net decrease of $1.2 million and deposits decreasing $1.0 million on the liability side. The federal funds sold decreased by $4.6 million while securities increased $3.4 million. The reallocation of assets was due to investment activity.

LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company reported total loans of $292.0 million as of March 31, 2005 and $292.1 million as of December 31, 2004. The portfolio composition has remained relatively consistent during the period, with a slight decrease in residential mortgage loans and a slight increase in commercial real estate.

Federal regulations and generally accepted accounting principles require that the Company establish prudent allowances for loan losses. The Company maintains an allowance for loan losses to absorb probable loan losses inherent in the portfolio, based on evaluations of the collectibility and historical loss experience of loans. Loan losses are charged and recoveries are credited to the allowance. Provisions for loan losses are based on management's review of the historical loan loss experience and such factors which, in management's judgment, deserve consideration under existing economic conditions in estimating probable loan losses. The allowance is based on ongoing assessments of the probable estimated losses inherent in the loan portfolio. The Company has not substantively changed its overall approach in the determination of the allowance for loan losses from year end. There have been no material changes in assumptions or estimation techniques as compared to prior years that impacted the determination of the current year allowance.

The allowance for loan losses was 0.87% of total loans as of March 31, 2005 and 0.86% as of December 31, 2004.

The amount of nonaccrual loans slightly increased to $747,000 as of March 31, 2005 from $728,000 at December 31, 2004. Management believes that if liquidation is necessary, the underlying collateral will be sufficient to mitigate any significant losses on the loan. The Company has specifically allocated $75,000 for estimated losses on nonaccrual loans in the loan loss reserve calculation. As a percentage of total loans, nonaccrual loans represented 0.25% as of March 31, 2005 and 0.25% as of December 31, 2004.

The category of accruing loans which are past due 90 days or more increased to $847,000 as of March 31, 2005 from $452,000 as of December 31, 2004. As a percentage of total loans, loans past due 90 days and still accruing interest represented 0.29% as of March 31, 2005 and 0.15% as of December 31, 2004. Of the increase of $395,000, $167,000 can be attributed to one customer. The customer is a farm borrower with more than adequate collateral and the bank has started foreclosure procedures on the property. The company does not anticipate any loss on the loan. The remaining increase is attributed to approximately nine other borrowers with relatively small loan balances. Management believes that liquidation of the underlying collateral will be sufficient to mitigate any significant loss on the above loans.

As a percentage of the allowance for loan losses, total nonaccrual loans and loans past due 90 days or more were 62.3% as of March 31, 2005 and 46.8% as of December 31, 2004.

DEPOSITS

Deposits totaled $286.8 million as of March 31, 2005, a decrease of $1.0 million, or 0.36%, from $287.8 million as of December 31, 2004. The slight decrease is insignificant and is considered normal in the day to day operations of a bank.

FHLB BORROWINGS

Federal Home Loan Bank borrowings decreased $451,000 to $39.5 million as of March 31, 2005 from $39.9 million as of December 31, 2004. The decrease was a result of principal loan payments made on the borrowings.

LIQUIDITY AND CAPITAL RESOURCES

The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors and to the earnings and financial condition of the Company and applicable laws and regulations. The Company did not pay any dividends during the three months ended March 31, 2005 and 2004.

National Banking laws restrict the maximum amount of dividends that a bank may pay in any calendar year. Dividends are limited to the Bank's retained profits (as defined by the Office of the Comptroller of the Currency) for that year and the two preceeding years.

At March 31, 2005, consolidated Tier 1 risk based capital was 11.75%, and total risk-based capital was 12.71%. The minimum Tier 1 and total risk-based capital ratios required by the Board of Governors of the Federal Reserve are 4% and 8%, respectively.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. Community bank liquidity management currently involves the challenge of attracting deposits while maintaining positive loan growth at a reasonable interest rate spread. The loan to deposit ratio at March 31, 2005 was 102.7% compared to 102.4% as of December 31, 2004. Loans to total assets were 81.3% at March 31, 2005 compared to 80.9% at the end of 2004. The securities portfolio is available for sale and consists of securities that are readily marketable. Approximately 85% of the available for sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available for sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 88% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company also has both short- and long-term borrowings capacity available through FHLB with unused available credit of approximately $26.7 million as of March 31, 2005. The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth, if necessary. Generally, the Company uses short-term borrowings to fund overnight and short-term funding needs in the Company's balance sheet. Longer-term borrowings have been primarily used to fund mortgage-loan originations. This has occurred when FHLB longer-term rates are a more economical source of funding than traditional deposit gathering activities. Additionally, the Company occasionally uses FHLB borrowings to fund larger commercial loans.

As of March 31, 2005, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on the Company's liquidity, capital resources, or operations.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company has certain obligations and commitments to make future payments under contracts. At March 31, 2005, the aggregate contractual obligations and commercial commitments are:

                                                             Payments Due by Period
Contractual Obligations                         Less than       1-3          3-5        After 5
($ in thousands)                     Total      One Year       Years        Years        Years
-------------------------------    --------     ---------    --------     ---------    --------
Total Deposits                     $286,781      237,471       39,876        9,434            -
FHLB Borrowings                      39,469        3,829        5,312       11,069       19,259
 Int. Expense on FHLB Borrowing       8,768        1,543        2,707        2,059        2,459
Repurchase Agreements                 2,632        2,632
                                   --------     --------     --------     --------     --------
  Total                            $337,650     $245,475     $ 47,895     $ 22,562     $ 21,718

                                              Amount of Unused Commitments - Expiration by Period
Other Commercial Commitments                    Less than       1-3          3-5        After 5
(in thousands)                       Total      One Year       Years        Years        Years
----------------------------        -------     ---------     -------      -------      -------
Commitments to Extend Credit        $27,138     $ 10,470      $ 5,174      $ 1,239      $10,255
Letters of Credit                        71           71
                                    -------     --------      -------      -------      -------
  Total                             $27,209     $ 10,541      $ 5,174      $ 1,239      $10,255

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

The Company's Senior Management is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. The guidelines established by senior management are approved by the Company's Board of Directors. The primary goal of the asset/liability management function is to maximize net interest income within the interest rate risk limits set by approved guidelines. Techniques used include both interest rate risk analysis that perform simulation modeling that measures the effect of rate changes on net interest income and economic market value of equity under different rate scenarios. The current policy imposes limits on earnings at risk over a twelve month period.

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

The Company applies hypothetical interest rate movements for up and down interest rate movements of 100, 200, and 300 basis points. The interest movements move in equal amounts, known as ramping, each quarter to give a more likely and meaningful scenerio should rates change.

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

Management believes as of March 31, 2005, there have been no material changes in the Company's interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in the Company's 10-K filed for the period ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

The Registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Registrant's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Registrant's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Registrant has carried out an evaluation, under the supervision and with the participation of the Registrant's management, including the Registrant's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based on the foregoing, the Registrant's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Registrant's disclosure controls and procedures were effective, in all material respects, to in ensuring that information required to be disclosed in the reports the Registrant files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of Merchants Bancorp, Inc. was held on April 26, 2005. At the meeting, the following individuals were elected as members to Class II of the Company's board of directors: William Butler, Jack Walker, Charles Davis. There were no other individuals nominated for membership on the board, and no other matters were submitted for a vote at the meeting.

Shareholders of the Company are permitted to vote cumulatively in the election of directors. As of the record date established for the determination of shares entitled to vote at the meeting, the Company had 2,666,650 common shares issued and outstanding. 420,718 of the Company's common shares were not voted at the meeting. Following is a break-down of the votes cast "for" or "withheld" as to each individual nominated to Class I of the Company's board of directors:

William Butler          For: 2,236,821
                        Withheld: 9,110

Jack Walker             For: 2,243,796
                        Withheld: 2,135

Charles Davis           For: 2,128,905
Withheld: 117,026

ITEM 6. EXHIBITS

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

4.            Instruments Defining the Rights of Security Holders (See Exhibit
              3.1 and 3.2)

31.           Rule 13a-14(a) Certification

32.           Section 1350 Certification

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MERCHANTS BANCORP, INC.

Date: May 14, 2005                           By: /s/ Paul W. Pence, Jr.
                                                 Paul W. Pence, Jr., President
                                                 and Principal Financial Officer

                                  EXHIBIT INDEX

Exhibit No.       Exhibit

3.1 Articles of Incorporation of Merchants Bancorp, Inc. filed as Exhibit (3)(I) to the Form 10 filed with the SEC on April 30, 2002 and incorporated herein by reference.

3.2 Code of Regulations filed as Exhibit (3)(II) to the Form 10 filed with the SEC on April 30, 2002 and incorporated herein by reference.

4.                Instruments Defining the Rights of Security Holders (See
                  Exhibit 3.1 and 3.2)

31.               Rule 13a-14(a) Certification

32.               Section 1350 Certification