Form 10-Q
period 2005-06-30
MERCHANTS BANCORP INC/OH
filed 2005-08-15
CIK 1024724

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2005
                                       OR

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

         Common stock - 2,666,650 shares outstanding at August 15, 2005

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

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those made in the Registrant's Form 10-K. Accordingly, the reader of the Form 10-Q should refer to the Registrant's Form 10-K for the year ended December 31, 2004 for further information in this regard.

MERCHANTS BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005 AND DECEMBER 31, 2004 (IN THOUSANDS EXCEPT SHARE DATA)

                                                            JUNE 30,     DECEMBER 31,
                                                              2005           2004
                                                          -----------    ------------
                                                          (UNAUDITED)
ASSETS

CASH AND CASH EQUIVALENTS:
  Cash and due from banks                                 $    10,656    $     12,499
  Federal funds sold                                            7,525          16,225
                                                          -----------    ------------
        Total cash and cash equivalents                        18,181          28,724
                                                          -----------    ------------
SECURITIES AVAILABLE FOR SALE
  (amortized cost of $38,054 and $30,985 respectively)         39,033          31,979
                                                          -----------    ------------
LOANS                                                         294,728         294,610
Less allowance for loan losses                                 (2,624)         (2,519)
                                                          -----------    ------------
        Net loans                                             292,104         292,091
                                                          -----------    ------------
OTHER ASSETS:
  Bank premises and equipment, net                              3,452           3,623
  Accrued interest receivable                                   2,728           2,679
  Deferred Income Tax                                             283             278
  Other                                                         4,635           4,607
                                                          -----------    ------------
        Total other assets                                     11,098          11,187
                                                          -----------    ------------
TOTAL                                                     $   360,416    $    363,981
                                                          ===========    ============
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Deposits:
     Noninterest bearing                                  $    31,925    $     34,834
     Interest bearing                                         253,957         252,997
                                                          -----------    ------------
        Total deposits                                        285,882         287,831
                                                          -----------    ------------

  Repurchase agreements                                         2,644           2,944
  FHLB borrowings                                              37,862          39,920
  Other liabilities                                             1,878           2,508
                                                          -----------    ------------
        Total liabilities                                     328,266         333,203
                                                          -----------    ------------
SHAREHOLDERS' EQUITY:
  Common stock - no par value; 4,500,000 shares
  authorized and 2,666,650 shares outstanding at
  June 30, 2005 and December 31, 2004                           2,000           2,000
  Additional paid-in capital                                    2,000           2,000
  Retained earnings                                            34,692          33,311
  Accumulated other comprehensive income                          458             467
  Treasury Stock, at cost 333,350 shares
  June 30, 2005 and December 31, 2004, respectively            (7,000)         (7,000)
                                                          -----------    ------------
        Total shareholders' equity                             32,150          30,778
                                                          -----------    ------------
TOTAL                                                        $360,416        $363,981
                                                          ===========    ============

See notes to condensed consolidated financial statements.



MERCHANTS BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                         JUNE 30,                JUNE 30,
                                                                   --------------------    --------------------
                                                                     2005        2004        2005        2004
                                                                   --------    --------    --------    --------
                                                                       (UNAUDITED)              (UNAUDITED)
INTEREST INCOME:
  Interest and fees on loans                                       $  4,903    $  4,699    $  9,616    $  9,385
  Interest and dividends on securities:
    Taxable                                                             236         131         427         270
    Exempt from income taxes                                            226         243         451         487
  Interest on federal funds sold and other short-term investments       109          37         182          68
                                                                   --------    --------    --------    --------
        Total interest income                                         5,474       5,110      10,676      10,210
                                                                   --------    --------    --------    --------
INTEREST EXPENSE:
  Interest on deposits                                                1,477       1,202       2,861       2,378
  Interest on repurchase agreements and federal funds purchased          15          26          31          52
  Interest on FHLB borrowings                                           402         433         812         880
                                                                   --------    --------    --------    --------
        Total interest expense                                        1,894       1,661       3,704       3,310
                                                                   --------    --------    --------    --------
NET INTEREST INCOME                                                   3,580       3,449       6,972       6,900

PROVISION FOR LOAN LOSSES                                              (180)       (181)       (360)       (334)
                                                                   --------    --------    --------    --------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                     3,400       3,268       6,612       6,566
                                                                   --------    --------    --------    --------

NONINTEREST INCOME - Service charges and fees                           412         390         883         780
                                                                   --------    --------    --------    --------

NONINTEREST EXPENSE:
  Salaries and employee benefits                                      1,080       1,030       2,216       2,048
  Occupancy                                                             245         255         478         519
  Legal and professional services                                       136         144         276         256
  Franchise tax                                                          86          61         164         127
  Data processing                                                        74          79         148         153
  Advertising                                                            53          72         104         140
  Other                                                                 369         362         759         757
                                                                   --------    --------    --------    --------
        Total noninterest expense                                     2,043       2,003       4,145       4,000
                                                                   --------    --------    --------    --------

INCOME BEFORE INCOME TAXES                                            1,769       1,655       3,350       3,346

INCOME TAXES                                                           (535)       (523)     (1,009)     (1,057)
                                                                   --------    --------    --------    --------

NET INCOME                                                         $  1,234    $  1,132    $  2,341    $  2,289
                                                                   ========    ========    ========    ========

BASIC AND DILUTED EARNINGS PER SHARE                               $   0.46    $   0.42    $   0.88    $   0.86
                                                                   ========    ========    ========    ========

See notes to condensed consolidated financial statements.

                                                                               (UNAUDITED)
OPERATING ACTIVITIES:
  Net income                                                             $   2,341     $   2,289
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                              284           295
    Provision for loan losses                                                  360           334
    Gain on sale of mortgage loans                                             (93)         (102)
    Proceeds from sale of mortgage loans                                     8,520         8,438
    Mortgage loans originated for sale                                      (8,427)       (8,336)
    Changes in assets and liabilities:
     Accrued interest receivable                                               (49)          600
     Other assets                                                              (28)       (1,253)
     Accrued interest, taxes and other liabilities                            (630)       (5,669)
                                                                         ---------     ---------
        Net cash (used in) provided by operating activities                  2,278        (3,404)
                                                                         ---------     ---------

INVESTING ACTIVITIES:

  Proceeds from sales and maturities of securities available for sale        3,272         4,963
  Purchases of securities available for sale                               (10,375)       (4,988)
  Net increase in loans                                                       (373)       (6,234)
  Capital expenditures                                                         (78)          (23)
                                                                         ---------     ---------
        Net cash provided by investing activities                           (7,554)       (6,282)
                                                                         ---------     ---------

FINANCING ACTIVITIES:
  Net increase in deposits                                                  (1,949)        7,387
  Net increase in repurchase agreements                                       (300)          847
  FHLB payments                                                             (2,058)       (2,254)
  Dividends paid to stockholders                                              (960)         (906)
                                                                         ---------     ---------
        Net cash (used in) provided by financing activities                 (5,267)        5,074
                                                                         ---------     ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (10,543)       (4,612)

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                         28,724        22,395
                                                                         ---------     ---------
  End of period                                                          $  18,181     $  17,783
                                                                         =========     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for federal income taxes                   $   1,600     $     425
                                                                         =========     =========
  Cash paid during the period for interest                               $   3,664     $   3,309
                                                                         =========     =========

See notes to condensed consolidated financial statements.

MERCHANTS BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

1.    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

      The unaudited condensed consolidated financial statements include the accounts of Merchants Bancorp, Inc. and its wholly-owned subsidiary, Merchants National Bank (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

      In the opinion of management, these condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary to present the condensed consolidated financial position as of June 30, 2005, the results of operations for the three and six months ended June 30, 2005 and 2004, and of cash flows for the six-months ended June 30, 2005 and 2004. These condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnote disclosures necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Financial information as of December 31, 2004 has been derived from the audited consolidated financial statements of Merchants Bancorp, Inc. and subsidiary. The results of operations for the three and six months ended June 30, 2005 and 2004 and cash flows for the six months ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes as of and for the year ended December 31, 2004, included in the Company's Form 10-K.

      Earnings per Share - Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. For the three and six months ended June 30, 2005 the Company had 2,666,650 shares outstanding. For the three and six months ended June 30, 2004 the Company had 2,666,650 shares outstanding. There were no common stock equivalents or potentially diluted securities outstanding during the respective periods.

2.    NEW ACCOUNTING PRONOUNCEMENTS

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections -- a Replacement of APB Opinion No. 20 and FASB Statement No. 3." This Statement replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The adoption of this Statement is not expected to have a material effect on the Registrant's Condensed Consolidated Financial Statements.

3.    LOANS

      Major classifications of loans are summarized as follows (in thousands):

                                    JUNE 30,     DECEMBER 31,
                                     2005            2004
                                  -----------    ------------
                                  (UNAUDITED)
Commercial real estate             $  64,199       $ 64,460
Commercial and industrial             25,101         26,350
Agricultural                          42,257         39,970
Residential real estate              137,641        136,165
Installment                           23,230         25,080
Other                                  2,300          2,585
                                   ---------       --------
        Total                        294,728        294,610
Less allowance for loan losses        (2,624)        (2,519)
                                   ---------       --------
                                   $ 292,104       $292,091
                                   =========       ========

4.    FHLB BORROWINGS

      All stock in the Federal Home Loan Bank ("FHLB") and qualifying first mortgage residential loans are pledged as collateral on FHLB borrowings. Interest rates of advances from the FHLB at June 30, 2005 are as follows (in thousands):

           INTEREST
              RATE        AMOUNT
          -----------    --------
2008      4.78%-5.39%    $  4,000
2010        6.26 %          3,000
2011        5.23 %             84
2012        4.64 %         10,000
2013      2.82%-3.13%       1,639
2018      2.83%-4.04%       7,362
2023      3.02%-4.24%      11,777
                         --------
Total                    $ 37,862
                         ========

      The maximum amount available to the Company under FHLB borrowings was approximately $76.7 million and $77.7 million as of June 30, 2005 and December 31, 2004, respectively.

5.    SUBSEQUENT EVENTS

      On August 4, 2005, the Company announced the decision of its Board of Directors to engage in a "going private" transaction for the purpose of deregistering the Company's common shares under Section 12(g) of the Securities Exchange Act of 1934. The Board has decided to structure the going private transaction as follows:

   - Shareholders owning 100 or fewer common shares of the Company will receive $23.00 in cash for each share held;

   - Shareholders owning more than 100 but fewer than 1,500 common shares of the Company will have the option of choosing between $23.00 in cash or the receipt of a proposed new class of non-voting preferred stock of the Company called "Series A Preferred Stock"; and

   - Shareholders owning 1,500 or more common shares of the Company will retain their common shares without change.

      Assuming approval by the Company's shareholders, the transaction will be facilitated through the merger of a newly organized, wholly-owned subsidiary with and into the Company. The Company expects to hold a special shareholder meeting during the fourth quarter of 2005 to allow shareholders to consider and vote on the proposed transaction. Proxy materials discussing the proposed transaction in much greater detail will be distributed to shareholders, which will likely occur toward the early part of the fourth quarter. As a result of the proposed transaction structure, all shareholders of the Company will be entitled to dissenters' rights of appraisal in accordance with Section 1701.85 of the Ohio Revised Code. The Company expects to repurchase approximately 150,000 to 160,000 of its Common Shares as part of the proposed transaction. However, the Board has expressly reserved the right to reevaluate the desirability of completing the transaction in the event the Company is directed by its shareholders to repurchase more than 160,000 of its Common Shares for cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Merchants Bancorp, Inc. (the "Company") is a bank holding company and sole shareholder of Merchants National Bank (the "Bank"), headquartered in Hillsboro, Ohio. At June 30, 2005, the Company had total assets of approximately $360.4 million and total shareholders' equity of approximately $32.1 million.

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

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE, 2005 AND 2004

The Company reported net income of $1,234,000 and $1,132,000 for the three months ended June 30, 2005 and 2004, respectively. During the same periods, basic and diluted earnings per share were $.46 and $.42, respectively. On an annualized basis, return on average assets was 1.36% and return on average equity was 15.26% for the three months ended June 30, 2005, compared to 1.27% and 15.25%, respectively, for the comparable period in 2004.

Net interest income for the three months ended June 30, 2005, was $3,580,000, an increase of $131,000, or 3.8%, compared to net interest income of $3,449,000 for the comparable period in 2004. Net interest margin was 4.11% for the three months ended June 30, 2005, compared to 4.07% for the comparable period in 2004. The average annualized yield on earning assets increased to 6.29% for the three months ended June 30, 2005, from 6.03% for the comparable period in 2004. The average cost of interest-bearing funds was 2.59% for the three months ended June 30, 2005, an increase from 2.25% for the comparable period in 2004. The net interest margin has remained relatively constant for the same time period as last year. The slight change is a result of fluctuations in various balance sheet categories.

The provision for loan losses was $180,000 and $181,000 for the three months ended June 30, 2005 and 2004, respectively. Net charge-offs for the three months ended June 30, 2005 were $114,000, compared to $189,000 experienced during the three months ended June 30, 2004. Management does not foresee any large losses in the portfolio at this time but continues to monitor any exposure which could arise in the agricultural loan portfolio due to adverse weather conditions.

Total noninterest income was $412,000 for the three months ended June 30, 2005, an increase of $22,000, or 5.6%, from $390,000 for the comparable period in 2004. The increase can be attributed to growth in transaction volumes.

Total noninterest expense was $2,043,000 for the three months ended June 30, 2005, an increase of $40,000, or 2.0%, from $2,003,000 for the comparable period in 2004. It is typically expected for non-interest expense to increase 5-10% each year. The increase is significantly less due to a reduction in depreciation expense as a result of some assets becoming fully depreciated and the collection expense being considerably less than in the previous year. Salaries and benefits have increased $50,000 or 4.9%. The increase is mainly due to the hiring of additional staff in the loan area. Salaries and benefits expense comprises the largest component of noninterest expense, with totals of $1,080,000 and $1,030,000 for the three months ended June 30, 2005 and 2004, respectively.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

The Company reported net income of $2,341,000 and $2,289,000 for the six months ended June 30, 2005 and 2004, respectively. During each of the same periods, basic and diluted earnings per share were $.88 and $.86, respectively. On an annualized basis, return on average assets was 1.29% and return on average equity was 14.58% for the six months ended June 30, 2005, compared to 1.29% and 15.81%, respectively, for the comparable period in 2004.

Net interest income for the six months ended June 30, 2005, was $6,972,000, an increase of $72,000, or 1.04%, compared to net interest income of $6,900,000 for the comparable period in 2004. Net interest margin was 4.04% for the six months ended June 30, 2005, compared to 4.08% for the comparable period in 2004. The average annualized yield on earning assets decreased to 6.18% for the six months ended June 30, 2005, from 6.39% for the comparable period in 2004. The average cost of interest-bearing funds was 2.50% for the six months ended June 30, 2005, an increase from 2.26% for the comparable period in 2004. Management attributes the decrease in net interest margin to the recording of lower yielding 1-4 family loans. Additionally, while prime rates continue to reprice upward, deposits are repricing upwards faster than loan rates. The longer term treasury yields are remaining at a historically low yield which is what is used to price mortgage rates. For these reasons the net interest margin continues to fall but at a slower rate than in recent past.

The provision for loan losses was $360,000 and $334,000 for the six months ended June 30, 2005 and 2004, respectively, representing an increase of 7.8%. Net charge-offs for the six months ended June 30, 2005 were $254,000, compared to $274,000 experienced during the six months ended June 30, 2004. Management does not foresee any large losses in the portfolio at this time but continues to monitor any exposure which could arise in the agricultural loan portfolio due to adverse weather conditions.

Total noninterest income was $883,000 for the six months ended June 30, 2005, an increase of $103,000, or 13.1%, from $780,000 for the comparable period in 2004. The increase is due increased volumes of transactions, resulting in higher service charges on customers' deposit transactions account and the recording of miscellaneous fee income during the first quarter.

Total noninterest expense was $4,145,000 for the six months ended June 30, 2005, an increase of $145,000, or 3.6%, from $4,000,000 for the comparable period in 2004. Salaries and benefits expense comprises the largest component of noninterest expense, with totals of $2,216,000 and $2,048,000, an increase of 8.2%, for the six months ended June 30, 2005 and 2004, respectively. The salaries and benefits have increased due to the hiring of additional staff in the loan area. It is typically expected for non-interest expense to increase 5-10% each year. The overall increase is significantly less due to a reduction in depreciation expense as a result of some assets becoming fully depreciated and because of collection expense being significantly less in the current year.

FINANCIAL CONDITION

The Company's total assets decreased to $360.4 million as of June 30, 2005 from $363.9 million as of December 31, 2004, a decrease of .98%. The largest change in the balance sheet is a change in the mix of the assets. The two main areas affected by change in balance sheet mix were securities, which increased $7.0 million and fed funds sold, which decreased $8.7 million. Another significant change was a decrease in deposits of $2.0 million dollars. Loans remained unchanged and this can be attributed to economic conditions and the timing of the loan pool.

LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company reported total loans of $294.7 million as of June 30, 2005 and $294.6 million as of December 31, 2004, an increase of $114,000, or 0.04%. The portfolio composition has remained consistent during the period.

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

The allowance for loan losses was 0.89% of total loans as of June 30, 2005 and 0.86% as of December 31, 2004.

The amount of nonaccrual loans decreased to $685,000 as of June 30, 2005, compared to $747,000 as of March 31, 2005, and $728,000 at December 31, 2004. As a percentage of total loans, nonaccrual loans represented 0.23% as of June 30, 2005, 0.25% as of March 31, 2005, and 0.25% as of December 31, 2004.

The category of accruing loans which are past due 90 days or more was $1,260,000 as of June 30, 2005, $847,000 as of March 31, 2005, and $452,000 as of December 31, 2004. As a percentage of total loans, loans past due 90 days and still accruing interest represented .43% as of June 30, 2005, 0.29% as of March 31, 2005, and 0.15% as of December 31, 2004. The increase of $413,000 from March 2005 is primarily made up of one borrower with loan balances totaling $434,000. The collateral for these loans include a residential property with a current loan balance of $137,000 which is in the process of being sold and no loss is anticipated. The remaining $297,000 loan balance is collateralized by vehicles and a second residential property. The vehicles are being liquidated and the backup residential collateral is more than sufficient to cover any loss from the sale of the vehicles.

As a percentage of the allowance for loan losses, total nonaccrual loans and loans past due 90 days or more were 74.1% as of June 30, 2005, 62.3% as of March 31, 2005, and 46.8% as of December 31, 2004.

DEPOSITS

Deposits totaled $285.9 million as of June 30, 2005, a decrease of $1.9 million, or .68%, from $287.8 million as of

December 31, 2004. The slight decrease is considered normal in the day to day operations of a bank.

FHLB BORROWINGS

Federal Home Loan Bank borrowings decreased $2.1 million to $37.9 million as of June 30, 2005 from $39.9 million as of December 31, 2004. The decrease in borrowings was primarily a result of principal loan payments made on the borrowings.

LIQUIDITY AND CAPITAL RESOURCES

The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors and to the earnings and financial condition of the Company and applicable laws and regulations. The Company paid $ 959,994 and $906,661 in dividends during the six months ended June 30, 2005 and 2004, respectively.

At June 30, 2005, consolidated Tier 1 risk based capital was 11.89%, and total risk-based capital was 12.87%. The minimum Tier 1 and total risk-based capital ratios required by the Board of Governors of the Federal Reserve are 4% and 8%, respectively.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. Community bank liquidity management currently involves the challenge of attracting deposits while maintaining positive loan growth at a reasonable interest rate spread. The loan to deposit ratio at June 30, 2005 was 103.0% compared to 102.4% as of December 31, 2004. Loans to total assets were 81.8% at June 30, 2005 compared to 80.9% at the end of 2004. The securities portfolio is available for sale and consists of securities that are readily marketable. Approximately 83.3% of the available for sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available for sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 87% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company also has both short- and long-term borrowings capacity available through FHLB with unused available credit of approximately $27.3 million as of June 30, 2005. The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth, if necessary. Generally, the Company uses short-term borrowings to fund overnight and short-term funding needs in the Company's balance sheet. Longer-term borrowings have been primarily used to fund mortgage-loan originations. This has occurred when FHLB longer-term rates are a more economical source of funding than traditional deposit gathering activities. Additionally, the Company occasionally uses FHLB borrowings to fund larger commercial loans.

As of June 30, 2005, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on the Company's liquidity, capital resources, or operations.

CONTRACTUAL OBLIGATION AND COMMERCIAL COMMITMENTS

The Company has certain obligations and commitments to make future payments under contracts. At June 30, 2005, the aggregate contractual obligations and commercial commitments are:

                                             Payments Due by Period
Contractual Obligations                       Less than       1-3          3-5        After 5
($ in thousands)                  Total        One Year      Years        Years        Years
----------------------------    ---------    -----------    --------    --------     ---------
Total Deposits                  $ 285,882    $   231,272    $ 39,903    $ 14,707
FHLB Borrowings                    37,862          3,386       9,019       6,842        18,615
  FHLB interest expense             8,374          1,511       3,700       1,695         1,468
Repurchase Agreements               2,644          2,644           0           0             0
                                ---------    -----------    --------    --------     ---------
  Total                         $ 334,762    $   238,813    $ 52,622    $ 23,244     $  20,083

                                             Payments Due by Period
Other Commercial Commitments                  Less than       1-3          3-5        After 5
($ in thousands)                  Total        One Year      Years        Years        Years
----------------------------    ---------    -----------    --------    --------     ---------
Commitments to Extend Credit    $  27,768     $   10,745    $  5,948    $  1,001     $  10,074
Letters of Credit                      78             71           7           0             0
                                ---------    -----------    --------    --------     ---------
  Total                         $  27,846     $   10,816    $  5,955    $  1,001     $  10,074

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

The Company applies hypothetical interest rate movements for up and down interest rate movements of 100, 200 & 300 basis points. The interest movements move in equal amounts, known as ramping, each quarter to give a more likely and meaningful scenario should rates change. By reacting to changes in economic conditions, interest rates and market forces, the Company has been able to alter the mix of short and long-term loans and investments, and increase or decrease the emphasis on fixed and variable rate products in response to changing market conditions. By managing the interest rate sensitivity of its asset composition in this manner, the Company has been able to maintain a fairly stable flow of net interest income.

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

Management believes as of June 30, 2005, there have been no material changes in the Company's interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in the Company's Form 10-K filed for the period ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

The Registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Registrant's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Registrant's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

The Company has carried out an evaluation, under the supervision and with the participation of the Registrant's management, including the Registrant's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based on the foregoing, the Registrant's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Registrant's disclosure controls and procedures were effective, in all material respects, to ensuring that information required to be disclosed in the reports the Registrant files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Voting results from the Company's Annual Meeting of Shareholders held on April 26, 2005 can be found under Part II, Item 6 of the Company's report on Form 10-Q filed with the Commission in May 2005.

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

                                 MERCHANTS BANCORP, INC.

Date: August 15, 2005            By: /s/ Paul W. Pence, Jr.
                                     Paul W. Pence, Jr., President and Principal
                                     Financial Officer

                                  EXHIBIT INDEX

Exhibit No.           Description
-----------           ------------
    31          Rule 13a-14(a) Certification

    32          Section 1350 Certification