Form 10-Q
period 2005-09-30
MERCHANTS BANCORP INC/OH
filed 2005-11-14
CIK 1024724

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2005

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

Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common stock - 2,666,650 shares outstanding at November 14, 2005

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

MERCHANTS BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2005 AND DECEMBER 31, 2004 (IN THOUSANDS EXCEPT SHARE DATA)

                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                    2005           2004
                                                               -------------   ------------
                                                                (UNAUDITED)
ASSETS
CASH AND CASH EQUIVALENTS:
   Cash and due from banks                                       $ 10,216        $ 12,499
   Federal funds sold                                              12,875          16,225
                                                                 --------        --------
      Total cash and cash equivalents                              23,091          28,724
                                                                 --------        --------
SECURITIES AVAILABLE FOR SALE
   (amortized cost of $36,065 and $30,985 respectively)            37,197          31,979
                                                                 --------        --------
LOANS                                                             296,033         294,610
Less allowance for loan losses                                     (2,649)         (2,519)
                                                                 --------        --------
      Net loans                                                   293,384         292,091
                                                                 --------        --------
OTHER ASSETS:
   Bank premises and equipment, net                                 3,412           3,623
   Accrued interest receivable                                      3,142           2,679
   Deferred Income Tax                                                231             278
   Other                                                            4,104           4,607
                                                                 --------        --------
      Total other assets                                           10,889          11,187
                                                                 --------        --------
TOTAL                                                            $364,561        $363,981
                                                                 ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Deposits:
      Noninterest bearing                                        $ 33,402        $ 34,834
      Interest bearing                                            255,673         252,997
                                                                 --------        --------
      Total deposits                                              289,075         287,831
                                                                 --------        --------

   Repurchase agreements                                            2,642           2,944
   FHLB borrowings                                                 37,425          39,920
   Other liabilities                                                1,889           2,508
                                                                 --------        --------
      Total liabilities                                           331,031         333,203
                                                                 --------        --------
SHAREHOLDERS' EQUITY:
   Common stock - no par value; 4,500,000 shares authorized
      and 2,666,650 shares outstanding at September 30, 2005
      and December 31, 2004                                         2,000           2,000
   Additional paid-in capital                                       2,000           2,000
   Retained earnings                                               35,971          33,311
   Accumulated other comprehensive income                             559             467
   Treasury Stock, at cost 333,350 shares at
    September 30, 2005 and December 31, 2004, respectively         (7,000)         (7,000)
                                                                 --------        --------
      Total shareholders' equity                                   33,530          30,778
                                                                 --------        --------
TOTAL                                                            $364,561        $363,981
                                                                 ========        ========

See notes to condensed consolidated financial statements.

MERCHANTS BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                     THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                        SEPTEMBER 30,       SEPTEMBER 30,
                                                                     ------------------   -----------------
                                                                       2005      2004       2005      2004
                                                                      ------   -------    -------   -------
                                                                         (UNAUDITED)         (UNAUDITED)
INTEREST INCOME:
   Interest and fees on loans                                         $5,074   $4,761     $14,690   $14,146
   Interest and dividends on securities:
      Taxable                                                            231      181         658       451
      Exempt from income taxes                                           221      239         672       726
   Interest on federal funds sold and other short-term investments        83       33         265       101
                                                                      ------   ------     -------   -------
         Total interest income                                         5,609    5,214      16,285    15,424
                                                                      ------   ------     -------   -------
INTEREST EXPENSE:
   Interest on deposits                                                1,569    1,320       4,430     3,698
   Interest on repurchase agreements and federal funds purchased          17       24          48        76
   Interest on FHLB borrowings                                           397      428       1,209     1,308
                                                                      ------   ------     -------   -------
         Total interest expense                                        1,983    1,772       5,687     5,082
                                                                      ------   ------     -------   -------
NET INTEREST INCOME                                                    3,626    3,442      10,598    10,342

PROVISION FOR LOAN LOSSES                                               (180)    (160)       (540)     (494)
                                                                      ------   ------     -------   -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                    3,446    3,282      10,058     9,848
                                                                      ------   ------     -------   -------
NONINTEREST INCOME - Service charges and fees                            429      396       1,312     1,176
                                                                      ------   ------     -------   -------
NONINTEREST EXPENSE:
   Salaries and employee benefits                                      1,069      980       3,285     3,028
   Occupancy                                                             251      251         729       770
   Legal and professional services                                       149      155         425       411
   Franchise tax                                                          86       88         250       215
   Data processing                                                        84       84         232       237
   Advertising                                                            94       71         198       211
   Other                                                                 316      363       1,075     1,120
                                                                      ------   ------     -------   -------
         Total noninterest expense                                     2,049    1,992       6,194     5,992
                                                                      ------   ------     -------   -------
INCOME BEFORE INCOME TAXES                                             1,826    1,686       5,176     5,032

INCOME TAXES                                                            (547)    (498)     (1,556)   (1,555)
                                                                      ------   ------     -------   -------
NET INCOME                                                            $1,279   $1,188     $ 3,620   $ 3,477
                                                                      ======   ======     =======   =======
BASIC AND DILUTED EARNINGS PER SHARE                                  $ 0.48   $ 0.45     $  1.36   $  1.30
                                                                      ======   ======     =======   =======
See notes to condensed consolidated financial statements.

MERCHANTS BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (IN THOUSANDS)

                                                                               (UNAUDITED)
                                                                           -------------------
OPERATING ACTIVITIES:
   Net income                                                              $  3,620   $  3,477
   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
      Depreciation and amortization                                             425        416
      Provision for loan losses                                                 540        494
      Gain on sale of mortgage loans                                           (148)      (159)
      Proceeds from sale of mortgage loans                                   13,363     14,860
      Mortgage loans originated for sale                                    (13,215)   (14,701)
      Changes in assets and liabilities:
         Accrued interest receivable                                           (463)       150
         Other assets                                                           504     (1,104)
         Accrued interest, taxes and other liabilities                         (619)    (5,390)
                                                                           --------   --------
            Net cash (used in) provided by operating activities               4,007     (1,957)
                                                                           --------   --------
INVESTING ACTIVITIES:
   Proceeds from sales and maturities of securities available for sale        5,244      8,068
   Purchases of securities available for sale                               (10,376)    (9,594)
   Net increase in loans                                                     (1,833)   (11,454)
   Capital expenditures                                                        (162)      (244)
                                                                           --------   --------
            Net cash used in investing activities                            (7,127)   (13,224)
                                                                           --------   --------
FINANCING ACTIVITIES:
   Net increase in deposits                                                   1,244     16,127
   Net increase (decrease) in repurchase agreements                            (302)       750
   FHLB payments                                                             (2,495)    (2,740)
   Dividends paid to stockholders                                              (960)      (906)
                                                                           --------   --------
            Net cash (used in) provided by financing activities              (2,513)    13,231
                                                                           --------   --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (5,633)    (1,950)
CASH AND CASH EQUIVALENTS:
   Beginning of year                                                         28,724     22,395
                                                                           --------   --------
   End of period                                                           $ 23,091   $ 20,445
                                                                           ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for federal income taxes                    $  2,275   $  1,160
                                                                           ========   ========
   Cash paid during the period for interest                                $  5,653   $  5,043
                                                                           ========   ========

See notes to condensed consolidated financial statements.

MERCHANTS BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

1.   SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

     The unaudited condensed consolidated financial statements include the accounts of Merchants Bancorp, Inc. and its wholly-owned subsidiary, Merchants National Bank (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     In the opinion of management, these condensed consolidated financial statements include all adjustments (which consist of normal recurring accruals) necessary to present the condensed consolidated financial position as of September 30, 2005, the results of operations for the three and nine months ended September 30, 2005 and 2004, and of cash flows for the nine-months ended September, 2005 and 2004. These condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnote disclosures necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Financial information as of December 31, 2004 has been derived from the audited consolidated financial statements of Merchants Bancorp, Inc. and subsidiary. The results of operations for the three and nine months ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004, included in the Company's Form 10-K.

     Earnings per Share - Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. For the three and nine months ended September 30, 2005 and 2004 the Company had 2,666,650 shares outstanding. There were no common stock equivalents or potentially diluted securities outstanding during the respective periods.

2.   NEW ACCOUNTING PRONOUNCEMENTS

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections--a Replacement of APB Opinion No. 20 and FASB Statement No. 3." This Statement replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The adoption of this Statement is not expected to have a material effect on the Registrant's Condensed Consolidated Financial Statements.

3.   LOANS

     Major classifications of loans are summarized as follows (in thousands):

                                 SEPTEMBER 30,   DECEMBER 31,
                                      2005           2004
                                 -------------   ------------
                                  (unaudited)
Commercial real estate             $ 66,811        $ 64,460
Commercial and industrial            25,398          26,350
Agricultural                         44,070          39,970
Residential real estate             135,332         136,165
Installment                          22,247          25,080
Other                                 2,175           2,585
                                   --------        --------
   Total                            296,033         294,610
Less allowance for loan losses       (2,649)         (2,519)
                                   --------        --------
                                   $293,384        $292,091
                                   ========        ========

4.   FHLB BORROWINGS

     All stock in the Federal Home Loan Bank ("FHLB") and qualifying first mortgage residential loans are pledged as collateral on FHLB borrowings. Interest rates of advances from the FHLB at September 30, 2005 are as follows (in thousands):

  YEAR       INTEREST
MATURING       RATE        AMOUNT
--------   ------------   -------
2008       4.78% - 5.39%  $ 4,000
2010               6.26%    3,000
2011               5.23%       82
2012               4.64%   10,000
2013       2.82% - 3.13%    1,593
2018       2.83% - 4.04%    7,170
2023       3.02% - 4.24%   11,580
                          -------
Total                     $37,425
                          =======

     The maximum amount available to the Company under FHLB borrowings was approximately $79.2 million and $77.7 million as of September 30, 2005 and December 31, 2004, respectively.

5.   OTHER MATTERS

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

     - Shareholders owning more than 100 but fewer than 1,500 common shares of the Company will have the option of choosing between $23.00 in cash or the receipt of a proposed new class of non-voting redeemable preferred stock of the Company called "Series A Preferred Stock"; and

     - Shareholders owning 1,500 or more common shares of the Company will retain their common shares without change.

Assuming approval by the Company's shareholders, the transaction will be facilitated through the merger of a newly organized, wholly-owned subsidiary with and into the Company. The Company expects to hold a special shareholder meeting to allow shareholders to consider and vote on the proposed transaction. Proxy materials discussing the proposed transaction in much greater detail will be distributed to shareholders prior to that special meeting. As a result of the proposed transaction structure, all shareholders of the Company will be entitled to dissenters' right of appraisal in accordance with Section 1701.85 of the Ohio Revised Code. The Company expects to repurchase approximately 150,000 to 160,000 of its Common Shares as part of the proposed transaction. However, the board has expressly reserved the right to reevaluate the desirability of completing the transaction in the event the Company is directed by its shareholders to repurchase more than 160,000 of its Common Shares for cash.

The Company expects to open a new branch in late fourth quarter in the Mt. Orab, Ohio area. The branch will be a full service banking center with a drive-up ATM and 3 drive-thru windows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Merchants Bancorp, Inc. (the "Company") is a bank holding company and sole shareholder of Merchants National Bank (the "Bank"), headquartered in Hillsboro, Ohio. At September 30, 2005, the Company had total assets of approximately $364.6 million and total shareholders' equity of approximately $33.5 million.

The Company, through its Companying affiliate, offers a broad range of banking services to the commercial, industrial and consumer market segments which it serves. The primary business of the Company consists of accepting deposits through various consumer and commercial deposit products, and using such deposits to fund various loan products. The Company's primary loan products are as follows: (1) loans secured by residential real estate, including loans for the purchase of one to four family residences which are secured by 1st and 2nd mortgages and home equity loans; (2) consumer loans, including new and used automobile loans, loans for the purchase of mobile homes and debt consolidation loans; (3) agricultural loans, including loans for the purchase of real estate used in connection with agricultural purposes, operating loans and loans for the purchase of equipment; and (4) commercial loans, including loans for the purchase of real estate used in connection with office or retail activities, loans for the purchase of equipment and loans for the purchase of inventory.

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

The Company's summary of significant accounting and reporting policies are more fully described in Note 1 to the condensed consolidated financial statements filed with the December 31, 2004 Form 10-K.

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

Homogenous loans, such as consumer installment and residential mortgage loans, are not individually reviewed by management. Reserves are established for each pool of loans based on the expected net charge-offs. Loss rates are based on the average three-year net charge-off history by loan category.

Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management's judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the local economy, trends in the nature and volume of loans (delinquencies, charge-offs, nonaccrual and problem loans), changes in the internal lending policies and credit standards, collection practices, and examination results from banking regulatory agencies and the Company's internal credit review function.

An unallocated reserve is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans.

Specific reserves on individual loans and historical loss rates are reviewed throughout the year and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

The Company has not substantively changed any aspect of its overall approach in the determination of the allowance for loan losses. Excluding the refinement from a two year to a three year trend in the calculation of the allowance for loan loss for homogeneous loans, there have been no material changes in assumptions or estimation techniques as compared to prior years that impacted the determination of the current year allowance.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER, 2005 AND 2004

The Company reported net income of $1,279,000 and $1,188,000 for the three months ended September 30, 2005 and 2004, respectively. During the same periods, basic and diluted earnings per share were $.48 and $.45, respectively. On an annualized basis, return on average assets was 1.42% and return on average equity was 15.69% for the three months ended September 30, 2005, compared to 1.32% and 15.94%, respectively, for the comparable period in 2004.

Net interest income for the three months ended September 30, 2005, was $3,626,000, an increase of $184,000, or 5.35%, compared to net interest income of $3,442,000 for the comparable period in 2004. Net interest margin was 4.21% for the three months ended September 30, 2005, compared to 4.07% for the comparable period in 2004. The average annualized yield on earning assets increased to 6.51% for the three months ended September 30, 2005, from 6.16% for the comparable period in 2004. The average cost of interest-bearing funds was 2.69% for the three months ended September 30, 2005, an increase from 2.38% for the comparable period in 2004. The net interest margin has remained relatively constant for the same time period as last year. The increase in yield on earning assets and the increase on cost of funds is mainly due to the prime rate and fed funds rate increasing 250bp over the last year. The Company expects to see a larger increase in cost of funds, and a decrease in net interest margin, in the fourth quarter of 2005 due to the large amount of certificate of deposits that renewed at a much higher rate in September of this year.

The provision for loan losses was $180,000 and $160,000 for the three months ended September 30, 2005 and 2004, respectively. Net charge-offs for the three months ended September 30, 2005 were $157,000, compared to $135,000 experienced during the three months ended September 30, 2004. No losses have been identified for the same time period. Management does not foresee any significant losses in the portfolio at this time.

Total noninterest income was $429,000 for the three months ended September 30, 2005, an increase of $33,000, or 8.33%, from $396,000 for the comparable period in 2004. The increase can primarily be attributed to an increase in fees charged by the Company.

Total noninterest expense was $2,049,000 for the three months ended September 30, 2005, an increase of $57,000, or 2.86%, from $1,992,000 for the comparable period in 2004. It is typically expected for non-interest expense to increase 5-10% each year. Salaries and employee benefits expense comprises the largest component of noninterest expense, with totals of $1,069,000 and $980,000 for the three months ended September 30, 2005 and 2004, respectively. Salaries and employee benefits have increased $89,000 or 9.1%. The increase is mainly due to the hiring of additional staff in the loan area and hiring additional staff for the Mt. Orab branch that is due to open fourth quarter.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

The Company reported net income of $3,620,000 and $3,477,000 for the nine months ended September 30, 2005 and 2004, respectively. During each of the same periods, basic and diluted earnings per share were $1.36 and $1.30 respectively. On an annualized basis, return on average assets was 1.33% and return on average equity was 15.10% for the nine months ended September 30, 2005, compared to 1.30% and 15.86%, respectively, for the comparable period in 2004.

Net interest income for the nine months ended September 30, 2005, was $10,598,000, an increase of $256,000, or 2.48%, compared to net interest income of $10,342,000 for the comparable period in 2004. Net interest margin was 4.07% for the nine months ended September 30, 2005, compared to 4.06% for the comparable period in 2004. The average annualized yield on earning assets increased to 6.25% for the nine months ended September 30, 2005, from 6.06% for the comparable period in 2004. The average cost of interest-bearing funds was 2.56% for the nine months ended September 30, 2005, an increase from 2.30% for the comparable period in 2004. The yield on earning assets and interest bearing deposits both increased from the comparable period last year. The reason is primarily due to the increase in the prime rate of 250 basis points. However, the longer term treasury yields are remaining at a historically low yield which is what is used to price mortgage rates and help explain why the net interest margin only increased slightly. The Company anticipates a higher cost of funds increase in fourth quarter due to a large number of certificate of deposits repricing at a much higher rate in September 2005.

The provision for loan losses was $540,000 and $494,000 for the nine months ended September 30, 2005 and 2004, respectively, representing an increase of 9.31%. Net charge-offs for the nine months ended September 30, 2005 were $410,000, compared to $409,000 experienced during the nine months ended September 30, 2004. Approximately $177,000 has been identified as doubtful in the loan loss provision analysis as of September 30, 2005. No losses have been identified for the same time period. Management does not foresee any significant losses in the portfolio at this time.

Total noninterest income was $1,312,000 for the nine months ended September 30, 2005, an increase of $136,000, or 11.56%, from $1,176,000 for the comparable period in 2004. The increase is due to increased volumes of transactions, resulting in higher service charges on transaction accounts. An overall increase in the fees charged to customers during the first quarter also contributed to the increase.

Total noninterest expense was $6,194,000 for the nine months ended September 30, 2005, an increase of $202,000, or 3.37%, from $5,992,000 for the comparable period in 2004. Salaries and employee benefits expense comprises the largest component of noninterest expense, with totals of $3,285,000 and $3,028,000, an increase of $257,000 or 8.5%, for the nine months ended September 30, 2005. The salaries and employee benefits have increased at a higher rate due to the hiring of additional staff in the loan area and hiring additional staff for the Mt. Orab branch that is due to open fourth quarter.

FINANCIAL CONDITION

The Company's total assets increased to $364.6 million as of September 30, 2005 from $363.9 million as of December 31, 2004, an increase of .16%. The largest change in the balance sheet is a change in the mix of the assets. The two main areas affected by change in balance sheet mix were securities, which increased $5.2 million and fed funds sold, which decreased $3.4 million. Loans and deposits each fluctuated by less than $1.5 million.

LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company reported total loans of $296.0 million as of September 30, 2005 and $294.6 million as of December 31, 2004, an increase of $1.4 million or 0.48%. The portfolio composition has remained consistent during the period.

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

The allowance for loan losses was 0.89% of total loans as of September 30, 2005 and 0.86% as of December 31, 2004.

The amount of nonaccrual loans increased to $1,916,000 as of September 30, 2005, compared to $685,000 as of June 30, 2005, and $728,000 at December 31, 2004. As a percentage of total loans, nonaccrual loans represented 0.65% as of September 30, 2005, 0.23% as of June 30, 2005, and 0.25% as of December 31, 2004. The
large increase is primarily due to one commercial borrower with a loan balance of $1.1 million. The Company had received payments through June 2005 from the bankruptcy court to keep the loan current. The property was sold at a sheriff's auction in October 2005 with the Company being the purchaser of the property. The Company is currently in negotiations with a potential buyer for the property. Management believes proceeds from the sale of the property should be more than adequate to cover the balance of the loan. No loss is anticipated on this loan at this time.

The category of accruing loans which are past due 90 days or more was $1,447,000 as of September 30, 2005, $1,260,000 as of June 30, 2005, and $452,000 as of
December 31, 2004. As a percentage of total loans, loans past due 90 days and still accruing interest represented .49% as of September 30, 2005, 0.43% as of June 30, 2005, and 0.15% as of December 31, 2004. The increase of $187,000 from June 2005 is primarily made up of two borrowers with loan balances totaling $347,000. The collateral for one of the loans include a residential property and equipment with a current loan balance of $147,000 and is in foreclosure and in the process of being sold. As of September 30, 2005, the Company has specifically reserved approximately $47,000. The second borrower has a $200,000 loan balance and is collateralized by residential property and farm land. The collateral is sufficient to cover the loan balance. No loss is anticipated on this loan at this time.

As a percentage of the allowance for loan losses, total nonaccrual loans and loans past due 90 days or more were 127% as of September 30, 2005, 74.1% as of June 30, 2005, and 46.8% as of December 31, 2004.

DEPOSITS

Deposits totaled $289.1 million as of September 30, 2005, an increase of $1.3 million, or .43%, from $287.8 million as of December 31, 2004. The slight increase is considered normal in the day to day operations of a Company.

FHLB BORROWINGS

Federal Home Loan Company borrowings decreased $2.5 million or 6.3%, to $37.4 million as of September 30, 2005 from $39.9 million as of December 31, 2004. The decrease in borrowings was primarily a result of principal loan payments made on the borrowings.

LIQUIDITY AND CAPITAL RESOURCES

The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors and to the earnings and financial condition of the Company and applicable laws and regulations. The Company paid $959,994 and $906,661 in dividends during the nine months ended September 30, 2005 and 2004, respectively.

At September 30, 2005, consolidated Tier 1 risk based capital was 12.04%, and total risk-based capital was 13.01%. The minimum Tier 1 and total risk-based capital ratios required by the Board of Governors of the Federal Reserve are 4% and 8%, respectively.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as company cash needs, are met. The Company manages liquidity on both the asset and liability sides of the balance sheet. Community bank liquidity management currently involves the challenge of attracting deposits while maintaining positive loan growth at a reasonable interest rate spread. The loan to deposit ratio at September 30, 2005 and December 31, 2004 was 102.4%. Loans to total assets were 81.2% at September 30, 2005 compared to 80.9% at the end of 2004. The securities portfolio is available for sale and consists of securities that are readily marketable. Approximately 91.3% of the available for sale portfolio is pledged to secure public deposits, short-term and long-term borrowings and for other purposes as required by law. The balance of the available for sale securities could be sold if necessary for liquidity purposes. Also, a stable deposit base, consisting of 87% core deposits, makes the Company less susceptible to large fluctuations in funding needs. The Company also has both short- and long-term borrowings capacity available through FHLB with unused available credit of approximately $30.3 million as of September 30, 2005. The Company has the ability to obtain deposits in the brokered certificate of deposit market to help provide liquidity to fund loan growth, if necessary. Generally, the Company uses short-term borrowings to fund overnight and short-term funding needs. Longer-term borrowings have been primarily used to fund mortgage-loan originations. This has occurred when FHLB longer-term rates are a more economical source of funding than traditional deposit gathering activities. Additionally, the Company occasionally uses FHLB borrowings to fund larger commercial loans.

As of September 30, 2005, Management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or would be reasonably likely to have, a material adverse impact on the Company's liquidity, capital resources, or operations.

CONTRACTUAL OBLIGATION AND COMMERCIAL COMMITMENTS

The Company has certain obligations and commitments to make future payments under contracts. At September 30, 2005, the aggregate contractual obligations and commercial commitments are:

                                Payments Due by Period
                           -------------------------------
Contractual Obligations               Less than      1-3       3-5      After 5
($ in thousands)             Total     One Year     Years     Years      Years
------------------------   --------   ---------   --------   -------   --------
Total Deposits             $289,075    $227,251   $ 46,865   $14,959
FHLB Borrowings              37,425       3,118      8,997     6,822     18,488
   FHLB interest expense      7,979       1,479      2,560     2,654      1,286
Lease Payments              310,500      31,050     62,100    62,100    155,250
Repurchase Agreements         2,642       2,642
                           --------    --------   --------   -------   --------
   Total                   $647,621    $265,540   $120,522   $86,535   $175,024
                           ========    ========   ========   =======   ========

                                  Payments Due by Period
                               ----------------------------
Other Commercial Commitments             Less than     1-3      3-5    After 5
($ in thousands)                Total     One Year    Years    Years    Years
----------------------------   -------   ---------   ------   ------   -------
Commitments to Extend Credit   $26,599     $9,298    $4,928   $1,104   $11,269
Letters of Credit                   78         71         7
                               -------     ------    ------   ------   -------
   Total                       $26,677     $9,369    $4,935   $1,104   $11,269
                               =======     ======    ======   ======   =======

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

For example, many of the Company's interest bearing retail deposit products (e.g., interest checking, savings and money market deposits) have no contractual maturity. Customers have the right to withdraw funds from these deposit accounts freely. Deposit balances may therefore run off unexpectedly due to changes in competitive or market conditions. To forestall such runoff, rates on interest bearing deposits may have to be increased more (or reduced less) than expected. Such repricing may not be highly correlated with the repricing of prime rate-based or U.S. Treasury-based loans. Finally, balances that leave the banking franchise may have to be replaced with other more expensive retail or wholesale deposits. Given the uncertainties surrounding deposit runoff and repricing, the interest rate sensitivity of core Company liabilities cannot be determined precisely.

Management believes as of September 30, 2005, there have been no material changes in the Company's interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in the Company's Form 10-K filed for the period ended December 31, 2004.

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

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                        MERCHANTS BANCORP, INC.


Date: November 14, 2005                 By: /s/ Paul W. Pence, Jr.
                                            ------------------------------------
                                            Paul W. Pence, Jr., President and
                                            Principal Financial Officer

                                  EXHIBIT INDEX

Exhibit No.   Exhibit
-----------   -------
3.3           Articles of Incorporation of Merchants Bancorp, Inc. filed as
              Exhibit (3)(I) to the Form 10 filed with SEC on April 30, 2002 and incorporated herein by reference.

3.4 Code of Regulations filed as Exhibit (3)(II) to the Form 10 filed with the SEC on April 30, 2002 and incorporated herein by reference.

5.            Instruments Defining the Rights of Security Holders. (See Exhibit
              3.1 and 3.2)

31            Rule 13a-14(a) Certification

32            Section 1350 Certification